Form 10-Q
period 1995-10-28
GANTOS INC
filed 1995-12-11
CIK 791182

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
_ X _ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended   October 28, 1995   or
                               --------------------

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________________ to ____________________

Commission file number     0-14577
                       ---------------

                                 Gantos, Inc.
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Michigan                                      38-1414122
-----------------------------------                     --------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


   3260 Patterson S.E., Grand Rapids, Michigan                         49512
------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:       (616) 949-7000
                                                    --------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes ___ X ___          No _________


        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                   Yes ___ X ___          No _________


Number of shares of common stock outstanding at December 4, 1995: 7,552,211
                                                                 -----------

                                 GANTOS, INC.


                                                                         Page
                                                                        Number

PART  I.       FINANCIAL INFORMATION

               Statements of Income (Loss)                                 3

               Balance Sheets                                              4

               Statements of Cash Flows                                    5

               Notes to Financial Statements                              6-8

               Management's Discussion and Analysis of
               Results of Operations and Financial Condition             9-12


PART II.       OTHER INFORMATION

               Exhibits and Reports on Form 8-K                            13

               Signatures                                                  14






















                                                           Page 2 of 14 pages.


                                 GANTOS, INC.

                          STATEMENTS OF INCOME (LOSS)
            (Amounts in thousands, except per share and store data)

                                                        13 Weeks Ended                39 Weeks Ended
                                                   -----------------------        ------------------------
                                                    Oct. 28,      Oct. 29,         Oct. 28,       Oct. 29,
                                                      1995          1994             1995           1994
                                                   ---------      --------        ---------       --------
Net sales                                            $42,068       $43,549         $136,733       $139,136

Cost of sales (including buying,
  distribution and occupancy costs)                  (33,448)      (35,310)        (108,820)      (114,968)
                                                   ---------     ---------        ---------      ---------
  Gross income                                         8,620         8,239           27,913         24,168

Selling, general and administrative
  expense                                             (9,037)       (9,666)         (29,014)       (28,808)


Finance charge and other revenue                       1,037         1,113            3,178          3,634
                                                   ---------     ---------        ---------      ---------
  Operating income (loss)                                620          (314)           2,077         (1,006)

Interest expense                                        (493)          (32)          (1,221)           (91)
                                                   ---------     ---------        ---------      ---------
Income (loss) before reorganization
  items and income taxes                                 127          (346)             856         (1,097)

Reorganization items:
  Professional fees                                        -          (755)            (530)        (2,031)
  Interest earned on accumulating cash
    resulting from Chapter 11 proceedings                  -           439              251          1,268
                                                   ---------     ---------        ---------      ---------

Net reorganization items                                   -          (316)            (279)          (763)
                                                   ---------     ---------        ---------      ---------
Income (loss) before income taxes                        127          (662)             577         (1,860)

Income taxes                                               -             -               -               -
                                                   ---------     ---------        ---------      ---------


Net income (loss)                                     $  127        $ (662)          $  577        $(1,860)
                                                      ======        ======           ======        =======

Net income (loss) per share                           $ 0.02        $(0.25)          $ 0.09         $(0.70)
                                                      ======        ======           ======         ======

Outstanding shares                                 7,600,288     2,664,763        7,600,288      2,664,763
                                                   =========     =========        =========      =========

Weighted average shares outstanding                7,600,288     2,664,763        6,503,505      2,664,763
                                                   =========     =========        =========      =========

Stores open at end of period                             113           114              113            114
                                                         ===           ===              ===            ===


                See accompanying notes to financial statements.












                                                           Page 3 of 14 pages.


                                 GANTOS, INC.

                                BALANCE SHEETS
                   (Amounts in thousands, except share data)



ASSETS                                                       Oct. 28,         January 28,        Oct. 29,
                                                               1995              1995              1994
                                                             --------         ----------         --------
Current assets:
   Cash and cash equivalents                                  $ 1,790           $26,545           $27,969
   Accounts receivable -
     Less allowance for doubtful accounts
     of $537, $600, and $654, at October
     28, 1995, January 28, 1995 and
     October 29, 1994, respectively                            22,975            25,165            25,226
   Merchandise inventories                                     31,350            22,544            34,401
   Prepaid expenses and other                                   2,760             3,347             3,503
                                                              -------           -------          --------
     Total current assets                                      58,875            77,601            91,099
                                                              -------           -------          --------
Property and equipment, at cost:
   Leasehold improvements                                      28,572            28,390            27,590
   Furniture and fixtures                                      33,904            30,261            30,132
   Other                                                          944             2,176             1,566
                                                              -------           -------          --------
     Total property and equipment                              63,420            60,827            59,288
Less - Accumulated depreciation
   and amortization                                           (44,962)          (42,445)          (41,033)
                                                              -------           -------          --------
     Net property and equipment                                18,458            18,382            18,255
                                                              -------           -------          --------

Total assets                                                  $77,333           $95,983          $109,354
                                                              =======           =======          ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $17,987           $ 8,474          $ 17,177
   Accrued expenses and other                                  11,201            12,737            10,903
   Current provision for facilities closings                    3,810             2,610                 -
                                                              -------           -------          --------
     Total current liabilities                                 32,998            23,821            28,080
                                                              -------           -------          --------
Long-term debt                                                 18,540             5,192                39
                                                              -------           -------          --------
Long-term provision for facilities closings                         -             2,040             4,544
                                                              -------           -------          --------
Liabilities subject to compromise                                 400            59,749            75,956
                                                              -------           -------          --------
Shareholders' equity:
   Preferred stock, $.01 par value, 2,000,000
     shares authorized; none issued
   Common stock, $.01 par value, 20,000,000
     shares authorized; 7,600,000 issued
     and outstanding at October 28, 1995,
     2,665,000 issued and outstanding at
     January 28, 1995, and 5,329,000 issued
     and outstanding at October 29, 1994                           76                27                53
   Additional paid-in capital                                  40,377            20,789            20,763
   Accumulated deficit                                        (15,058)          (15,635)          (20,081)
                                                              -------           -------          --------
     Total shareholders' equity                                25,395             5,181               735
                                                              -------           -------          --------
Commitments                                                                           -
                                                              -------           -------          --------
Total liabilities and shareholders' equity                    $77,333           $95,983          $109,354
                                                              =======           =======          ========

                See accompanying notes to financial statements.


                                                           Page 4 of 14 pages.

                                 GANTOS, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Thousands)
                                                                       39 Weeks Ended
                                                                ----------------------------
                                                                Oct. 28,             Oct. 29,
                                                                  1995                 1994
                                                                -------              -------
Cash flows from operating activities:
   Net income (loss)                                            $   577              $(1,860)
                                                                -------              -------
   Adjustments to reconcile net income (loss)
     to net cash used by operating activities:
       Reorganization items                                         279                  763
       Cash used for store closings                                (459)                 (93)
       Depreciation and amortization                              4,630                4,698
       Restricted stock compensation expense                        128                   -
       Changes in assets and liabilities:
          Accounts receivable                                     2,101                4,529
          Merchandise inventories                                (8,806)             (11,324)
          Prepaid expenses and other                               (175)                 370
          Accounts payable                                        9,512               12,675
          Accrued expenses and other                               (184)                 585
          Income taxes                                                -                1,647
                                                                -------              -------
            Total adjustments                                     7,026               13,850
                                                                -------              -------

Net cash provided by operating
  activities before reorganization items                          7,603               11,990
                                                                -------              -------

Adjustments to reconcile reorganization items
   to cash used by reorganization items
   Net change to liabilities subject
     to compromise                                              (64,541)             (26,583)
   Non-cash change to liabilities
     subject to compromise                                       33,067                  (90)
                                                                -------              -------
   Net cash payments on liabilities
     subject to compromise                                      (31,474)             (26,673)

   Reorganization items                                            (279)                (763)
   Change in accrued interest receivable                             88                 (210)
   Change in accrued bankruptcy expenses                         (1,352)                (273)
                                                                -------              -------
Net cash used by reorganization items                           (33,017)             (27,919)
                                                                -------              -------
Net cash used by operating activities                           (25,414)             (15,929)
                                                                -------              -------

Cash flows from investing activities:
   Capital expenditures                                          (4,724)              (2,107)
   Sales of capital assets                                            -                  206
                                                                -------              -------
Net cash used by investing activities                            (4,724)              (1,901)
                                                                -------              -------

Cash flows from financing activities:
   Principal payments under capital lease
     obligations and other long-term debt                           (25)                (110)
   Net borrowings under revolving credit
     notes payable and other short term debt                      6,011                    -
   Other                                                           (603)                 (87)
                                                                -------              -------
Net cash provided (used) by financing activities                  5,383                 (197)
                                                                -------              -------
Net decrease in cash                                            (24,755)             (18,027)
Cash at beginning of period                                      26,545               45,996
                                                                -------              -------
Cash at end of period                                           $ 1,790              $27,969
                                                                =======              =======

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
   Interest (net of amount capitalized)                          $1,080               $   94
   Income taxes                                                  $   50               $   22

               See accompanying notes to financial statements.

                                                           Page 5 of 14 pages.


                                 GANTOS, INC.

                         NOTES TO FINANCIAL STATEMENTS


1. On November 12, 1993 (the "Petition Date"), Gantos, Inc. and Gantos Stores, Inc. (collectively referred to as "Debtor" or "Company") filed petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Michigan (the "Bankruptcy Court"). The Company managed its affairs and operated its business under Chapter 11 as a debtor-in-possession while a plan of reorganization was formulated.

     Through a reorganization under Chapter 11, management restructured the operations and capitalization of the Company in order to strengthen the Company's financial position and operating performance.

     On January 19, 1995, the Company filed the Second Amended Joint Plan of Reorganization of Gantos, Inc. and Gantos Stores, Inc. (as amended March 7, 1995, the "POR"). On March 7, 1995, the Bankruptcy Court confirmed the POR which became effective March 31, 1995.

     Pursuant to the POR, during the first quarter of 1995, the former Gantos, Inc. merged into the Company (formerly known as Gantos Stores, Inc.), which changed its name to Gantos, Inc. Pursuant to the merger and the POR, shareholders of Gantos, Inc. before the merger are entitled to receive one common share in the Company for every two common shares previously held. All share and per share data in the financial statements and the notes reflect this stock distribution for all periods presented. Also, pursuant to the POR, during the first three quarters of 1995, the Company used $28,774,000 of its cash, borrowed approximately $2,700,000 from its new lenders, issued approximately $12,396,000 in original principal amount of six-year notes payable, bearing interest at 12.75% a year, and issued or committed to issue approximately $20,484,000 in Common Shares (valued for this purpose at $4.16 a share), in payment of approximately $58,648,000 of its liabilities subject to compromise, $5,192,000 in long-term debt and $514,000 of accrued expenses, including the settlement costs of the purported class action lawsuit. Additional cash may be paid and additional common shares may be issued when the remaining liabilities subject to compromise are settled.

     The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Nevertheless, it is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

     The accompanying interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented and necessary to present fairly the financial position as of October 28, 1995, January 28, 1995, and October 29, 1994, and the results of operations for the thirteen and thirty-nine weeks ended, and cash flows for the thirty-nine weeks ended, October 28, 1995 and October 29, 1994. All adjustments are of a normal and recurring nature.

                                                           Page 6 of 14 pages.

     The results of operations for the thirty-nine week periods ended October 28, 1995 and October 29, 1994 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business.

2. Inventories are stated at the lower of cost or market. A physical inventory to determine actual cost of merchandise sold is taken at least two times per year.

3. Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period. The estimated weighted average number of common shares outstanding was approximately 7,600,000 and 2,665,000 for the thirteen weeks ended October 28, 1995 and October 29, 1994, respectively, and 6,500,000 and 2,665,000 for the thirty-nine weeks ended October 28, 1995 and October 29, 1994, respectively.

4. During the first nine months of 1995, the Company closed two stores and charged the costs associated with the closings against the Provision for Facilities Closings. During the second quarter of 1995, the Company opened one new store.

5. On March 10, 1995, the Company entered into a three-year borrowing agreement with NatWest Bank N.A. and LaSalle National Bank (the "NatWest Facility") expiring March 31, 1998. The NatWest Facility provides the Company with revolving credit loans and letters of credit up to $40 million, subject to a borrowing base formula and lender reserves (as defined in the agreement). Undrawn and unreimbursed letters of credit under the facility may not exceed $4 million in face amount. The NatWest Facility was used to partially fund the cash payments required under the POR and is expected to be used to provide for the Company's working capital requirements.

     Loans under the NatWest Facility bear interest at NatWest's prime rate plus 1-1/4%, or, at the Company's option, the reserve adjusted LIBOR rate plus 2-1/2%. The interest is payable in arrears on the last business day of each month for prime rate loans and on the last day of the applicable one, two, three or six-month interest period or at the end of three months, whichever is sooner, for the reserve adjusted LIBOR rate loans. After March 31, 1996, the agreement provides for a potential decrease in interest rates depending on the financial performance of the Company (as described in the NatWest Facility).

     The NatWest Facility carries commitment fees of .5% of the difference between $40 million and the average amount outstanding under the facility (including the face amount of letters of credit) and 1.75% of the face amount of outstanding letters of credit. This facility is secured by substantially all of the Company's assets. As of December 4, 1995, the Company had $6.9 million in borrowings and $374,000 in letters of credit outstanding under this facility.

     The NatWest Facility contains, among other things, covenants with respect to (i) additional indebtedness, (ii) investments, (iii) capital expenditures, (iv) minimum net worth, (v) fixed charge coverage ratios,
     (vi) earnings before interest, taxes, depreciation and amortization,
     (vii) interest coverage ratios, (viii) inventory turnover ratios and (ix) prohibitions on paying cash dividends.

6. As described in Note 1, the Company issued to some unsecured creditors approximately $12.4 million in original principal amount of six-year notes bearing interest at 12.75% (the "New Notes") pursuant to the POR. The New Notes were issued pursuant to an Indenture, dated as of March 1, 1995, between the Company and Shawmut Bank Connecticut, National Association

                                                           Page 7 of 14 pages.

     (the "Indenture"). Pursuant to the Indenture, the New Notes are payable in 16 quarterly installments of approximately $775,000 beginning July 1, 1997 and ending April 1, 2001. The New Notes are also subject to prepayment within 50 days after the end of each fiscal year of the Company in an amount equal to the Company's "Excess Cash Flow". Excess Cash Flow is 50% of the Company's "Free Cash Flow" in excess of $1.4 million in 1995, $3.5 million in 1996, $3.4 million in 1997, $2.4 million in 1998, and $4.3 million in 1999. Free Cash Flow is the Company's net income before extraordinary items, plus depreciation expense, minus specified capital expenditures and principal payments made with respect to indebtedness for borrowed money (other than the quarterly payments with respect to the New Notes and payments under the NatWest Facility). If Excess Cash Flow payments are not at least $2.25 million by March 31, 1997, the Company must pay the shortfall. The Company must also prepay the New Notes with the proceeds of specified asset and securities sales.

     The New Notes are secured by a $5,000,000 life insurance policy on the life of L. Douglas Gantos until the New Notes are transferred to a third party. The New Notes secured by the policy must be prepaid with any proceeds from the life insurance policy. The New Notes bear interest at 12.75% beginning April 1, 1995, and such interest is payable quarterly beginning July 1, 1995. The indenture contains, among other things, covenants with respect to (i) additional indebtedness, (ii) capital expenditures, (iii) minimum net worth, (iv) earnings before interest, taxes, depreciation and amortization, (v) interest coverage ratios, and
     (vi) prohibitions on paying dividends.

7. The Company believes that the POR has resulted in an ownership change under Section 382 of the Internal Revenue Code. Section 382 contains rules that limit the ability of a company to offset pre-ownership change net operating losses and credit carryovers against post-ownership change taxable income. Section 382(l)(5) allows certain companies to avoid the
     Section 382 limitation. However, under Section 382(l)(5) the net operating loss carryover as of the reorganization date is reduced by the interest expense deductible in the current and three prior years on debt that is converted to stock and by 50% of the excess of the amount of debt converted to stock under the POR over the fair market value of the stock. The Company expects to elect Section 382(l)(5) treatment effective as of March 31, 1995. As a result of this election, the Company expects to reduce net operating loss carryforwards by approximately $1.1 million.




















                                                           Page 8 of 14 pages.

                                 GANTOS, INC.

                          MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations

Thirteen and Thirty-nine Weeks Ended October 28, 1995 Compared to Thirteen and Thirty-nine Weeks Ended October 29, 1994.

The following table indicates the percentage relationships to net sales of various revenue and expense items for the thirteen and thirty-nine week periods ended October 28, 1995 and October 29, 1994.

                                                    As a percent of net         As a percent of net
                                                  sales for the thirteen       sales for the thirty-
                                                        weeks ended               nine weeks ended
                                                  ----------------------       ---------------------
                                                  Oct. 28,      Oct. 29,       Oct. 28,      Oct. 29,
                                                    1995          1994           1995          1994
                                                  --------      -------        --------      -------

Net sales                                           100.0%       100.0%          100.0%       100.0%

Cost of sales (including buying,
  distribution and occupancy costs)                 (79.5)       (81.1)          (79.6)       (82.6)
                                                    -----        -----           -----        -----

Gross income                                         20.5         18.9            20.4         17.4

Selling, general and
  administrative expense                            (21.5)       (22.2)          (21.2)       (20.7)

Finance charge and other revenue                      2.5          2.6             2.3          2.6
                                                    -----        -----           -----        -----

Operating income (loss)                               1.5         (0.7)            1.5         (0.7)

Interest expense                                     (1.2)        (0.1)           (0.9)        (0.1)
                                                    -----        -----           -----        -----

Income (loss) before reorganization
  items and income taxes                              0.3         (0.8)            0.6         (0.8)

Reorganization items:
  Professional fees                                     -         (1.7)           (0.4)        (1.4)
  Interest earned on accumulating
    cash from Chapter 11 proceedings                    -          1.0             0.2          0.9
                                                    -----        -----           -----        -----
Net reorganization items                                -         (0.7)           (0.2)        (0.5)
                                                    -----        -----           -----        -----

Income (loss) before income taxes                     0.3         (1.5)            0.4         (1.3)

Income taxes                                            -            -               -            -
                                                    -----        -----           -----        -----

Net income (loss)                                     0.3%        (1.5)%           0.4%        (1.3)%
                                                    =====        =====           =====        =====









                                                           Page 9 of 14 pages.

Net sales for the thirteen weeks ended October 28, 1995 were approximately $42.1 million, a decrease of approximately $1.5 million, compared to net sales of approximately $43.5 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 3.0%, or $1.3 million, for the third quarter of 1995 compared to the same period in 1994. The 3.0% decrease in comparable store sales is comprised of a 0.4% decrease in unit sales, a 2.7% decrease in average sales dollars per unit, and an increase of 0.1% due to a change in merchandise mix. The remaining decrease in net sales is the result of a $600,000 decrease in sales at stores closed since July 30, 1994, partially offset by a $400,000 increase in sales in the two new stores opened since July 30, 1994.

Net sales for the thirty-nine weeks ended October 28, 1995 were approximately $136.7 million, a decrease of approximately $2.4 million, compared to net sales of approximately $139.1 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 0.5%, or $660,000, for the first three quarters of 1995 compared to the same period in 1994. The 0.5% decrease in comparable store sales for the first three quarters is comprised of a 6.2% decrease in average sales dollars per unit, a 0.3% decrease due to a change in merchandise mix and a 6.0% increase in unit sales. The remaining decrease in net sales is the result of a $2.7 million decrease in sales at stores closed since January 29, 1994, partially offset by an increase of approximately $900,000 in sales for new stores opened since January 29, 1994. The Company expects the difficult retail environment to continue into the fourth quarter.

For the thirty-nine weeks ended October 28, 1995, the increase in unit sales and decrease in average sales dollars are primarily the result of the Company's increased unit sales in moderate price classifications, partially offset by lower markdown expenses as a percentage of sales. During the first three quarters of 1995, the Company closed two stores and opened one new store. The Company does not anticipate anymore store openings or closings during the remainder of fiscal 1995.

Cost of sales, as a percent of net sales, decreased to 79.5% in the thirteen weeks ended October 28, 1995, compared to 81.1% in the same period in the prior fiscal year. Cost of sales, as a percent of net sales, decreased to 79.6% in the thirty-nine weeks ended October 28, 1995, compared to 82.6% in the same period in the prior fiscal year.

The decrease in cost of sales for the thirty-nine weeks ended October 28, 1995, is primarily due to lower net markdowns taken in 1995 compared to 1994, lower net merchandise costs incurred, a substantial decrease in store, distribution and occupancy costs (primarily lower store rent expense and maintenance and dues expense), as a result of favorable lease negotiations with store landlords and reduced shrinkage expense compared to a year ago.

The decrease in cost of sales for the third quarter is primarily the result of lower net markdowns taken in 1995 compared to 1994 and increased vendor allowances offset by increased net merchandise costs and an increase in buying distribution and occupancy costs.

Selling, general and administrative expense for the thirteen weeks ended October 28, 1995 decreased approximately $0.6 million, compared to the same period in the prior fiscal year. The decrease is primarily due to reductions in both computer outsourcing fees and corporate rent. As a percent of net sales, SG&A expense decreased from 22.2% to 21.5% for the thirteen weeks ended

                                                          Page 10 of 14 pages.

October 28, 1995. SG&A expense for the thirty-nine weeks ended October 28, 1995 increased approximately $0.2 million compared to the same period in the prior fiscal year. The increase is primarily due to higher payroll cost related to increases in performance based compensation, and an increase in employee benefits. The increase is somewhat offset by a reduction in corporate rent realized for one month of the first quarter and the entire second and third quarters during 1995 due to the new corporate headquarters lease and reduced computer outsourcing fees. In addition, as a percent of net sales, SG&A expense increased from 20.7% to 21.2% for the thirty-nine weeks ended October 28, 1995.

Finance charge and other revenue decreased $0.1 million and $0.5 million in the thirteen and thirty-nine weeks ended October 28, 1995, respectively, compared to the same periods in the prior fiscal year. The decreases in both the thirteen and thirty-nine weeks ended October 28, 1995 were primarily due to a decrease in finance charge income as a result of lower average Gantos credit card receivable balances outstanding in the first nine months of 1995 compared to the first nine months of 1994. The decrease in the receivable balances is primarily the result of faster payments by customers. Gantos charge card sales as a percentage of net sales were 32% of all purchases for both the thirty-nine week periods ended October 28, 1995 and October 29, 1994.

Interest expense for the thirteen and thirty-nine weeks ended October 28, 1995, increased approximately $0.5 million and $1.1 million, respectively, compared to the same periods in the prior fiscal year. The increase is the result of the Company's emergence from Chapter 11 effective March 31, 1995. As part of the Plan of Reorganization, the Company entered into a new revolving credit agreement with NatWest Bank and issued $12.4 million in notes under an indenture agreement. For a description of the NatWest Facility and of the notes issued under the indenture, see Notes 5 and 6 of Notes to Financial Statements in Item 1 of this Report, which description is incorporated by reference in this Item 2. Both the revolving credit agreement and notes accrued interest for one month during the first quarter of 1995 and throughout the entire second and third quarters of 1995. In the prior year, during the Chapter 11 proceedings, the Company was not required to pay interest on its unsecured or undersecured pre-petition debts.

The Company anticipates a substantial decrease in interest income on cash balances for the remainder of 1995 as a result of payments made to creditors as part of the POR. This amount is shown separately in the reorganization section of the Statements of Income (Loss). Professional fees incurred as a result of the Chapter 11 filing are also shown separately in the reorganization section of the Statement of Income (Loss). The Company expects a decrease in professional fees during the remainder of 1995 due to its emergence from Chapter 11.

The Company did not record a provision for taxes during the first nine months of 1995 due to the availability of net operating loss carryforwards. The Company did not record a benefit for income taxes in the first nine months of 1994 due to uncertainties concerning its ability to use its net operating loss carryforwards.

These factors resulted in a net income of approximately $127,000, or $0.02 per share, for the thirteen weeks ended October 28, 1995, compared to a net loss of approximately $662,000, or $0.25 per share, in the same period of the prior year. The Company reported net income for the thirty-nine weeks ended October 28, 1995 of approximately $577,000, or $0.09 per share, compared to a net loss of $1.9 million, or $0.70 per share, in the same period of the prior year.



                                                          Page 11 of 14 pages.

Liquidity and Capital Resources

Net cash provided by operating activities before reorganization items was approximately $7.6 million for the thirty-nine weeks ended October 28, 1995, compared to approximately $12.0 million for the thirty-nine weeks ended October 29, 1994. The decrease in cash flow from operating activities before reorganization items is primarily due to a smaller increase in accounts payable due to a smaller increase in inventories and more timely payment in fiscal 1995, a larger decrease in receivables in 1994 as a result of more store closings in 1993 and early 1994 than in the first nine months of 1995, the collection of a $1.7 million tax refund in 1994 while no refund has been collected in 1995, and a decrease in accrued expenses in 1995 compared to an increase in 1994 as a result of timing of payments. These decreases are offset somewhat by an increase in net income of approximately $2.4 million, and a smaller increase in inventories in 1995, compared to 1994. Cash used for store closings in the first nine months of 1995 was $459,000.

Net cash used by reorganization items in the first nine months of 1995 was approximately $33.0 million which represents approximately $31.5 million for net cash payments on liabilities subject to compromise and approximately $1.5 million for net cash payments on reorganization items. Pursuant to the POR, during the first nine months of 1995, the Company used $28,774,000 of its cash, borrowed approximately $2,700,000 from its new lenders, issued approximately $12,396,000 in original principal amount of six-year notes payable, bearing interest at 12.75% a year, and issued or committed to issue approximately $20,484,000 in Common Shares (valued for this purpose at $4.16 a share), in payment of approximately $58,648,000 of its liabilities subject to compromise, $5,192,000 in long-term debt and $514,000 of accrued expenses, including the settlement costs of the purported class action lawsuit. Additional cash may be paid and additional common shares may be issued when the remaining liabilities subject to compromise are settled.

Net cash provided by financing activities in the first nine months of 1995 was approximately $5.4 million compared to net cash used of $197,000 in the prior year. The increase is due to $6.0 million in net borrowings by the Company under its revolving credit facility, partially offset by the payment of loan arrangement fees paid upon execution of the NatWest revolving credit agreement.

The Company has a revolving credit agreement with NatWest Bank N.A. and LaSalle National Bank with a maximum commitment of $40 million, subject to a borrowing base formula and lender reserves. As of December 4, 1995, the Company had $6.9 million in borrowings and $374,000 in letters of credit outstanding under this facility.

The Company expects its cash flow from operations and borrowings under the NatWest facility to be sufficient to meet its capital expenditure, working capital and other liquidity needs during the remainder of 1995. Capital expenditures for 1995 are estimated to be $7.2 million. These amounts are being used primarily to remodel and refixture 10 to 20 stores and to pay the balance of purchases related to the new register and information control system. The Company also opened one new store in 1995.









                                                          Page 12 of 14 pages.

                          PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

    (a)         Exhibits.


                10.1 Notice of Option to Renew Lease Agreement between Gantos, Inc. and VRB Corporation dated October 30, 1995.

                10.2      Amended Credit Card Agreement

                27.       Financial Data Schedule



    (b) No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.































                                                          Page 13 of 14 pages.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  December 11, 1995



                                                  GANTOS, INC.
                                        ----------------------------------
                                                  (Registrant)





                                    By: /S/        J. E. BUNKA
                                        ----------------------------------
                                                   J. E. BUNKA
                                        ITS VICE PRESIDENT, CHIEF FINANCIAL
                                               OFFICER AND TREASURER
                                            (DULY AUTHORIZED OFFICER AND
                                            PRINCIPAL FINANCIAL OFFICER)




























                                                          Page 14 of 14 pages.

                                 EXHIBIT INDEX



Document Number and Description


    10.1        Notice of Option to Renew Lease Agreement between Gantos, Inc.
                and VRB Corporation dated October 30, 1995.

    10.2        Amended Credit Card Agreement

    27.         Financial Data Schedule