Form 10-K405
period 1996-02-03
GANTOS INC
filed 1996-04-24
CIK 791182

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 3, 1996 OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __________________ to __________________

Commission file number 0-14577

                                 GANTOS, INC.
            (Exact name of registrant as specified in its charter)

               Michigan                                        38-1414122
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

              3260 Patterson, S.E., Grand Rapids, Michigan 49512
               (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (616) 949-7000

Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes _X_     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The estimated aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 15, 1996 calculated by reference to the closing sale price as reported by NASDAQ on such date, was approximately $23,709,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes _X_     No ___

The estimated number of shares outstanding of the registrant's common stock, $.01 par value per share, as of April 15, 1996 was 7,577,290.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy statement for the Annual Meeting of Shareholders scheduled for June 20, 1996 are incorporated by reference in Part III.

                                    PART I
ITEM 1.  BUSINESS

Gantos is a specialty retailer of a full range of quality, fashionable women's apparel and accessories at moderate to higher prices. As of April 15, 1996, Gantos operated 113 stores averaging 8,000 square feet, in 23 states, located primarily in suburban malls in the West, Midwest and Northeast. The Company plans to open one to three new stores in 1996. The Company offers an edited selection of primarily name brand sportswear, career dresses and suits, social occasion dresses, accessories, outerwear, swimwear, and in selected stores, shoes. The Company's marketing strategy emphasizes quality merchandise with assortments from which women can build entire wardrobes, personal attention and customer service. It is targeted to satisfying the apparel needs of active, educated, career-orientated, fashion-conscious women, primarily from 30 to late 50 years of age. The Company's four Boutiques located in Illinois and Michigan feature final clearance merchandise, primarily from Gantos stores. In March 1995, Gantos, Inc. (formerly known as Gantos Stores, Inc., a wholly owned subsidiary of the former Gantos, Inc.) became the successor of the former Gantos, Inc. pursuant to a merger. The former Gantos, Inc. merged into Gantos Stores, Inc., which then changed its name to Gantos Inc. Gantos, Inc. is a Michigan corporation incorporated November 10, 1952 as a successor to a business founded in 1932. Unless otherwise specified, "Gantos" and "Company" refer to the Registrant and its predecessors, and 1995, 1994 and 1993 refer to the fiscal years ended February 3, 1996, January 28, 1995, and January 29, 1994, respectively.


RECENT DEVELOPMENTS

Chapter 11 Reorganization.

On November 12, 1993 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Michigan. Under the protection of Chapter 11, the Company managed its affairs and operated its business as a debtor-in-possession while developing a plan of reorganization. The Company filed its Joint Plan of Reorganization on September 29, 1994, the First Amended Joint Plan of Reorganization on December 22, 1994, and the Second Amended Joint Plan of Reorganization on January 19, 1995, (as amended March 7, 1995, the "Plan") along with its Disclosure Statement. On January 19, 1995, the Bankruptcy Court approved the Disclosure Statement as containing adequate information and established February 27, 1995, as the deadline for voting on the Plan. The Plan was approved by 93% of the shareholders and 99% of the creditors that voted. On March 7, 1995, the Bankruptcy Court confirmed the Plan as amended. The effective date of the Plan was March 31, 1995.

Claims and interests in the Company were classified into 9 classes under the Plan. The following table summarizes the classification of claims and interests under the Plan and the treatment of such claims and interests under the Plan:

                Class                       Description of Treatment
                -----                       ------------------------

1.  Priority Claims (claims under      Each holder of an allowed Class 1
    Section 507(a) under the           claim received cash equal to the
    Bankruptcy Code, other than        amount of the allowed claim.
    administrative and priority
    tax claims).

2.  Convenience Claims (unsecured      Each holder of an allowed Class 2
    claims less than, or reduced to,   claim received cash equal to the
    $200).                             amount of such allowed claim (as
                                       reduced, if applicable, pursuant to
                                       an election by the holder of such
                                       claim).

3.  Secured Claims (other than bank    Each holder of an allowed Class 3
    secured claims).                   claim had its claim reinstated.

4.  Settled Class Action Claims        The class action settlement trustee
    (claims against the Company and    received 168,269 newly-issued
    certain of its officers and        Common Shares and $550,000 in cash,
    directors brought pursuant to      which cash was paid by the Company's
    the securities class action        insurance company.
    lawsuit filed March 16,
    1994 and the related claim
    filed in the bankruptcy
    proceedings).

5.  Bank Claims.                       The holders of allowed Class 5 claims
                                       received (a) $15,893,290 in cash,
                                       (b) 1,249,745 Common Shares, and (c)
                                       $5,058,293 in original principal amount
                                       of notes bearing interest at 12.75% and
                                       due April 1, 2001 ("New Notes").

6.  Unsecured Claims.                  Each eligible Class 6 claim holder
                                       received, at the election of such
                                       holder, for each dollar of an allowed
                                       claim either (i) (x) $.50 in cash and
                                       (y) Common Shares (valued for this
                                       purpose as $4.16 a share) with a
                                       hypothetical value of $.50, or (ii)
                                       $1.00 in original principal amount of
                                       New Notes.  One holder of a Class 6
                                       claim was not eligible to receive cash
                                       and Common Shares and received $7.2
                                       million in New Notes instead.  Holders
                                       of Class 6 claims that were not allowed
                                       as of January 19, 1995, were not
                                       eligible to receive New Notes.  The
                                       Company issued approximately $7.3
                                       million in New Notes, 3.3 million
                                       Common Shares and $13.9 million in
                                       cash to holders of unsecured claims.

7.  Holders of Gantos, Inc. Common     Each holder of an allowed Class 7
    Shares before March 31, 1995.      interest is entitled to receive one
                                       Common Share for each two
                                       Common Shares previously
                                       held.

8.  Holder of Gantos Stores, Inc.      Gantos Stores, Inc. Common Shares
    Common Shares                      outstanding before March 31, 1995, were
                                       canceled pursuant to the Merger
                                       Agreement between Gantos, Inc. and
                                       Gantos Stores, Inc.

9.  Other equity interests in          No property was distributed to
    Gantos, Inc. including stock       or was retained by the holders of
    options outstanding before         interests in Class 9 on account
    March 31, 1995.                    of such interests.



Administrative claims and priority tax claims were not classified under the Plan. The Plan provided for payment in full in cash of all administrative claims. In accordance with terms under the Plan, the Company exercised its right to pay in full in cash all Priority tax claims. The Plan had allowed the Company to defer cash payments of the Priority tax claims over a six-year period, plus simple interest at 7% a year, beginning March 31, 1996, or such other rate of interest required to be paid by the Bankruptcy Court.

The percentages of Common Shares distributed to old shareholders and to creditors were subject to dilution on account of Common Share awards pursuant to the Amended and Restated Gantos, Inc. Stock Option Plan and the Amended and Restated

Gantos, Inc. Directors' Stock Option Plan, pursuant to which 1,655,802 Common Shares, in the aggregate, were reserved for grants and awards.

As of March 7, 1995, the Company had 5,329,526 Common Shares issued and outstanding before giving effect to the issuance of one new Common Share for every two outstanding Common Shares pursuant to the Plan and the Agreement of Merger between Gantos, Inc. and Gantos Stores, Inc. (the "Stock Reduction").

The Company issued approximately 4.6 million common shares and $12.4 million in aggregate principal amount of New Notes to unsecured creditors pursuant to the Plan, issued 168,269 common shares as partial settlement of the class action lawsuit, and issued 200,000 restricted shares to officers and employees, 23,000 of which have since been forfeited.

Facilities Closings and Other.

On November 11, 1993, the Company's Board of Directors approved a plan to realign the Company's operations in an effort to improve its long-term profit potential. This realignment enabled the Company to concentrate its efforts on those stores that management believed provided potential for ongoing profitability. The Company closed 41, 5, and 2 stores in fiscal 1993, 1994 and 1995, respectively. In October 1994, the Company reopened one of the stores closed in the prior year.

During 1993, the Company recorded a charge related to facilities closings and other of $29.3 million for the anticipated costs of the realignment, consisting primarily of expected costs of future lease obligations and rejection claims, losses on disposal of property and equipment, expenses and losses associated with the disposal of merchandise inventory in the closed stores and other expenses and losses directly related to the closure of the stores.

During 1994, the Company was unsuccessful in renegotiating its office and distribution center lease with its former landlord and elected to reject its office-distribution center lease in its bankruptcy proceedings. As a result, the Company reallocated $7.8 million of the Provision for Facilities Closings for the anticipated costs of rejecting the lease and relocating the office-distribution center. The provision consisted of the $3.5 million negotiated lease rejection cost, losses on the disposal of property and equipment and other expenses associated with the relocation of the Company's headquarters. See the description of the Company's settlement and lease arrangements in Note 9 of "Notes to Financial Statements" in this report, which description is incorporated in this Item 1 by reference.

The costs associated with the closing of the 47 stores and the rejection of the office and distribution center lease, including some future lease obligations, have been incurred during fiscal 1993, 1994 and 1995 and accordingly have been charged against the provision.

During 1994, the Company negotiated favorable terms with its landlords on many of the remaining under-performing stores. As a result, the Company reversed $1.8 million of the Provision for Facilities Closings and Other recorded in 1993. During 1995, the Company settled the remaining disputes with its landlords for less than the amounts accrued and reversed an additional $0.9 million of the reserve.

During 1994, the Company also settled the purported class action lawsuit and recorded a $700,000 provision for such settlement. See the description of the treatment of Class 4 claims in "Chapter 11 Reorganization" and the discussion in Note 3 of "Notes to Financial Statements" in this Report, which information is incorporated in Item 1 by reference.

In addition, during 1994 the Company entered into agreements with certain of its creditors settling their claims for approximately 25% of their legally allowed amounts, which resulted in a $1.6 million reduction in the Provision for Facilities Closings and Other. This amount was included as an extraordinary gain in the Company's Statements of Income (Loss).

At February 3, 1996, the remaining balance of the accrued reserve was approximately $2.4 million.

New Loan Facility and Indenture.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for descriptions of the Company's Indenture relating to the New Notes and the Company's new loan facility.

Management Changes.

In March 1995, Erwin A. Marks, Hannah H. Strasser, Mary Elizabeth Burton and
S. Amanda Putnam became directors of the Company. Also in March 1995, George Sheer ceased to be a director of the Company pursuant to the Plan. In June 1995, Joseph Corso resigned as Vice President-Store Operations. Effective April 1996, Anthony Barnett was appointed Vice President-Store Operations.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's business consists of a single industry segment.


MARKETING STRATEGY

The Company's marketing strategy emphasizes quality merchandise, with assortments from which women can build entire wardrobes, personal attention and customer service. It is targeted to satisfying the apparel needs of active, educated, career-oriented, fashion-conscious women, primarily from 30 to late 50 years of age. This strategy is implemented by (i) offering a full range of current, fashionable quality merchandise at moderate to higher price levels; (ii) training sales associates in the skills needed to provide a high level of personal attention and customer service; and (iii) locating its stores primarily in or near more affluent neighborhoods in regional malls which contain at least one traditional upscale department store frequented by its target customers.

Management believes that the typical Gantos customer is a career woman, residing in a two-income, upper-middle to higher income household, who has attended college, has sophisticated fashion taste and has high expectations regarding value and service.


MERCHANDISE

The Company's stores offer a full range of current, quality, fashionable merchandise at moderate to higher prices. Each store carries an edited selection of primarily name brand sportswear (both coordinated groupings and separate tops and bottoms), career dresses and suits, social occasion dresses, accessories, outerwear, swimwear and, in selected stores, shoes. The Company attempts to stock all stores with the same basic merchandise content; however, certain merchandise is varied among stores depending on local trends.

Since the Petition Date, the Company focused its merchandising strategy on a return to the Company's traditional merchandising strategy, including (i) narrowing the mix of merchandise, (ii) reducing the number of vendors and increasing their ability to tailor product, (iii) implementing formal markdown procedures to ensure more current and well-priced product, (iv) stabilizing delivery flow to the stores, (v) reinstituting historical markup policies, and
(vi) improving merchandise planning and allocation.

Each of the Company's stores is designed to be a well-organized and complete shopping source for its target customers, providing merchandise to outfit them in casual, work and evening wear, including accessories.

The following table shows the approximate percentage of net sales for major merchandise classifications (other than shoes) for the past three years:


                                               Years Ended
                                 -----------------------------------------
Product Class                    1995              1994               1993
- - -------------                    ----              ----               ----
Sportswear ...............        38%               40%                41%
Dresses...................        34                33                 29
Accessories...............        15                14                 15
Outerwear and Suits.......        10                10                 13
Swimwear..................         3                 3                  2
                                 ---               ---                ---
                                 100%              100%               100%
                                 ===               ===                ===


The percentage of net sales accounted for by each merchandise group is affected by pricing, consumer trends and the development and introduction of new fashions. Historical net sales percentages may not be indicative of percentages in future years.


PERSONAL ATTENTION AND CUSTOMER SERVICE

Personal attention is fundamental to the Company's marketing strategy. Gantos sales and desk staff are trained to provide courteous and knowledgeable service to each customer from the time the customer enters the store until the sale is completed, including assisting customers in the coordination of merchandise, advising customers about the latest fashion trends, and helping customers make purchases efficiently. The Company motivates its sales associates through incentives and periodic productivity awards based largely on multiple item sales and sales volume.


SALES TERMS AND CONSUMER CREDIT

The Company accepts cash, checks, third party credit cards and the Gantos credit card. Management believes that offering the Gantos credit card helps convey Gantos' image as an upscale specialty retailer, enhances customer loyalty and provides a large customer list available for targeted advertising promotions on a monthly basis. In 1995, approximately 37% of the Company's sales were made for cash, 32% by third party credit cards and 31% by the Gantos credit card. During 1995, the Company offered its customers a 10% discount on purchases if the customer opened a Gantos charge account as a means of encouraging usage of the Gantos credit card.

A Gantos credit card is offered to customers who qualify for credit based on the Company's established credit criteria. The minimum monthly payment is the greater of $20 or 10% of the unpaid balance of its credit accounts. The Company imposes finance charges at annual rates varying from 18% to 21%, depending upon state laws. During 1995, the Company increased the late fee charge to a maximum of $5 per month. The allowance for doubtful accounts was 2.5% of customer receivables at 1995 year-end compared with 2.4% at 1994 year-end and 3.3% at 1993 year-end. The Company's credit card program may be affected by changes in federal and state consumer credit laws.

Gantos has a liberal return policy, offering merchandise exchanges or refunds for cash or credit on returned merchandise at its stores within 90 days from purchase.

ADVERTISING AND PROMOTION

Gantos relies largely on mall traffic to generate shoppers. In addition, the Company utilizes direct mail advertising. Advertising, primarily by direct mail, informs customers about fashion trends and emphasizes Gantos' fashion image. Direct mail advertising varies in size and format, from postcards and catalogs to inserts and coupons mailed to Gantos credit card customers with their monthly statements.

Gross advertising expenditures in 1995 and 1994 approximated 0.8% and 0.7% of net sales, respectively. The increase in gross advertising costs in 1995 compared to 1994 is due to the production of two additional mailers during the year. A significant part of advertising costs are paid by vendor contributions. Such vendor contributions are subject to change or cancellation at each vendor's sole discretion from year to year.


STORES

The Company's stores are primarily located in enclosed regional malls which contain at least one traditional upscale department store frequented by the Company's target customers. A few stores are located in major urban office-shopping centers which are typically located near at least one such department store. Store interiors are designed to convey a warm, elegant feeling. Merchandise is attractively arranged by department classifications, rather than vendor, and is displayed in coordinated groups on fixtures designed to allow the customer easy access to purchase complete outfits. The merchandise set and visual display are centrally administered by Gantos management.

Gantos operates four clearance stores (Bargain Boutiques) which are located in Illinois (Countryside) and Michigan (one each in Grand Rapids, Kalamazoo and Livonia). The clearance stores feature marked-down merchandise, which comes primarily from Gantos stores.

The following table sets forth information concerning sales per store and per square foot (sales include shoe sales and exclude license fees from shoe departments) for stores open in the last three years:

                                                        Year
                                        ------------------------------------
                                          1995          1994           1993
                                          ----          ----           ----
Average sales per store
 (in thousands):

  All stores (1)                         $1,752        $1,764         $1,591

  Stores open at least two
    years at end of year (2)             $1,780        $1,796         $1,819

Average sales per square foot
 of selling space:

  All stores (1)                         $  247        $  248         $  223

  Stores open at least two
    years at end of year (2)             $  249        $  252         $  253

(1) The number of stores and the selling space are adjusted to reflect the number of months during the period that new stores and stores which closed were open. These amounts are not adjusted to reflect the seasonal nature of the Company's sales or the resulting impact of opening stores in different periods during the year. See "Business-Seasonality". Sales include shoe sales and do not include shoe license fees.

(2) The sales numbers are restated in prior years to reflect the number of stores open at the end of fiscal 1995.

Store hours are generally determined by the mall in which the store is located. Most stores are open seven days and six nights a week, except major holidays.


LEASED DEPARTMENTS AND CATALOG OPERATIONS

At 29 midwestern stores, a portion of the selling space is licensed to an unaffiliated party which operates a shoe department. Fees received by Gantos from the shoe department licensee (included in net sales) were approximately $789,000 in 1995, $761,000 in 1994 and $844,000 in 1993.


NUMBER OF STORES AND LOCATION

Prior to February 1991, Gantos grew both through increased sales volume from existing stores and from new stores. The decline in fiscal 1995, 1994 and 1993 sales was the result of decreased comparable store sales and the closing of 48 stores. Sales growth in 1991 and 1992 was largely the result of increased comparable store sales. The following table sets forth information with respect to store openings and closures since the end of fiscal 1983:

                                                   Number of Stores
                                     --------------------------------------------
                                      Open at       Opened      Closed    Open at
  Year Ended                         Beginning      During      During     End of
  ----------                          of Year        Year        Year       Year
                                     ---------      ------      ------     ------
February 2, 1985                        39             4           1          42
February 1, 1986                        42            10           2          50
January 31, 1987                        50            15           0          65
January 30, 1988                        65            20           1          84
January 28, 1989                        84            25           1         108
February 3, 1990                       108            32           1         139
February 2, 1991                       139            31           6         164
February 1, 1992                       164             0           6         158
January 30, 1993                       158             1           0         159
January 29, 1994                       159             2          43         118
January 28, 1995                       118             1           5         114
February 3, 1996                       114             1           2         113

As part of the Chapter 11 restructuring, the Company closed 2 stores in 1995 in addition to the 46 stores closed since the bankruptcy filing. The stores closed in 1995 were located in New York and Illinois. In 1995, the Company opened one new store in New York. The Company plans to open one to three new stores in 1996. As a result, any future sales growth is expected to come from comparable store sales growth.

The following table shows the geographic distribution of the Company's stores by state for the 113 stores open as of April 15, 1996.

California..................    4          New Hampshire................   2
Colorado....................    4          New Jersey...................   4
Connecticut.................    2          New York.....................   6
Illinois....................   11          North Carolina...............   2
Indiana.....................    5          Ohio.........................  11
Kansas......................    1          Oregon.......................   1
Kentucky....................    2          Pennsylvania.................   9
Maryland....................    5          Rhode Island.................   1
Massachusetts...............    3          Tennessee....................   4
Michigan....................   20          Virginia.....................   4
Minnesota...................    3          Wisconsin....................   5
Missouri....................    4

Capital expenditures for 1995 were incurred primarily to remodel and refixture 21 existing stores, to pay the balance for and install a new register and information control system and to open one new store. The Company expects that approximately $6.0 million will be required for capital expenditures in 1996, principally for remodeling and refixturing 20 to 25 existing stores and to open one to three new stores.


DISTRIBUTION, SUPPLIERS AND PURCHASING

The majority of the merchandise purchased by the Company from vendors is delivered by the vendors to the Company's East coast or West coast "consolidator". Each consolidator stages the merchandise it receives for shipment and arranges for delivery to the Company's distribution center in Grand Rapids, Michigan. Merchandise not shipped through a consolidator is delivered directly to the distribution center. Merchandise is then inspected, ticketed, allocated and shipped to the Company's various stores. The Company generally does not warehouse merchandise, but distributes it promptly to stores. The Company does warehouse damaged items awaiting return to vendors and a portion of selected merchandise for later allocation to stores in which such items are selling more rapidly than in other stores. Shipments are made to the stores via common carrier.

All of the products sold by Gantos are purchased directly from manufacturers. The Company's purchasing strategy is to buy, where possible, substantial quantities of quality merchandise from selected manufacturers to whom the Company is an important customer. All purchasing decisions are made centrally based on detailed merchandising plans. No manufacturer accounted for more than 10% of the Company's purchases during any of the last three fiscal years. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any manufacturer. The Company supplements some of its merchandise lines with private label merchandise.

Management believes that the Company is one of the larger customers (based on purchase volume) of a number of its suppliers. Gantos works closely with its suppliers, keeping them informed of selling trends and helping them develop merchandise lines and production schedules. The Company will require continued planning and development of close working relationships with suppliers to continue obtaining adequate supplies of quality merchandise on favorable terms. To diminish the risk of not obtaining satisfactory additional supplies of merchandise, the Company is continually exploring possible additional resources for merchandise supply, including other recognized domestic labels, private label merchandise (manufactured domestically and overseas) and foreign manufacturers. There is no assurance that the Company will be able to continue to purchase merchandise from preferred vendors in the quantities and on the terms its desires.

Management believes that its purchasing power has not been weakened since the emergence from Chapter 11.


INFORMATION AND CONTROL SYSTEMS

During 1994, the Company received authorization from the Bankruptcy Court to purchase new point of sale registers and a micro processor to process information entered at the registers. This system was fully installed and operational in May 1995. The integrated computer information system provides the Company with financial, merchandise, inventory, personnel, credit, analytical and other information concerning its business. This system includes several point-of-sale registers in each store, which are connected on-line with the Company's corporate computers via satellite. This network, which allows for in-house processing of most of the Company's data processing needs, is used to communicate with the stores and capture all sales transactions, Gantos credit card authorizations, data collections by corporate computers and third party bankcard authorizations.

The system provides Gantos buyers with timely selling information by vendor, style, color and size and assists in the distribution to each store of required merchandise. Buyers use this information to plan and budget inventory monthly by department and analyze the profitability and turnover of merchandise as well as local consumer tastes. The system monitors the selling rate of merchandise by classification. It also calculates markdowns at specified intervals based upon standards established for each merchandise classification, which are then reviewed by management.

The system maintains over 733,000 customer charge accounts (approximately 268,000 of which are active) and generates monthly customer statements and financial reporting. The system also provides information to help management schedule, compensate and evaluate employees.

The Company takes a complete physical inventory at least two times per year to determine actual cost of merchandise sold. Inventory shrinkage, at cost, as a percentage of net sales was 1.5% in 1995, 1.5% in 1994 and 2.0% in 1993. The decrease in shrinkage expense as a percentage of net sales is the result of the Company's increased emphasis on shrinkage control and its loss prevention program.


TRADEMARKS AND SERVICE MARKS

The Company has registered the names "Gantos," "Bargain Boutique," "Your Most Fashionable Shopping Address" and "Sale For All Seasons" as service marks and its logo as a trademark with the United States Patent and Trademark Office. Registration of these service marks is renewable indefinitely. The Company is not aware of any adverse claims concerning its names or marks.


EMPLOYEES

As of February 3, 1996, the Company had 2,106 employees. This total consists of 630 full-time employees and 1,476 part-time employees. The full-time employees consist of 340 salaried employees and 290 hourly employees. Of the full-time, hourly employees, 145 were salespersons who receive incentives in addition to their hourly wages. Gantos employs additional part-time personnel as needed throughout the year.

Management believes that its employees are paid competitively compared to industry standards. All employees receive discounts on Gantos merchandise, and most full-time employees are entitled to life insurance, medical, dental and disability coverage and are eligible to participate in a 401(k) plan. All Gantos employees are non-union. The Company considers its relationship with its employees to be good.


COMPETITION

The women's retail apparel business is highly competitive, with quality, price, service and fashion being the principal competitive factors. The Company's principal competitors include women's apparel specialty stores, department stores and off-price apparel stores. Many competitors are national or regional chains which are considerably larger than the Company and have substantially greater financial and other resources.

SEASONALITY

The Company's business is seasonal, with its highest and second highest sales volumes and net income levels historically being in the Christmas and spring seasons, respectively. The following tables set forth the Company's net sales and net income (loss) per fiscal quarter for 1995 and 1994, on an unaudited basis and including the results of store closings and new store openings:

                                                      Net Sales
                                   -----------------------------------------------
                                    First      Second       Third      Fourth
         Years Ended               Quarter     Quarter     Quarter     Quarter
         -----------               -------     -------     -------     -------
                                                     (in thousands)
February 3, 1996................   $49,086     $45,579     $42,068     $56,057  (1)
January 28, 1995................    49,029      46,558      43,549      58,152

                                                   Net Income (loss)
                                   -----------------------------------------------
                                    First      Second       Third      Fourth
         Years Ended               Quarter     Quarter     Quarter     Quarter
         -----------               -------     -------     -------     -------
                                                     (in thousands)
February 3, 1996................   $   745      $ (295)     $  127     $ 3,142  (2)
January 28, 1995................      (402)       (796)       (662)      4,447  (3)


(1) Net sales for the fourth quarter of 1995 include 14 weeks compared to 13 weeks in 1994.

(2) Net income in the fourth quarter of 1995 includes a credit to the provision for facilities closing and other of $944, a charge to SG&A of $687 as a result of SFAS No. 121 and a credit to SG&A of $592 as a result of settling the remaining liabilities subject to compromise for less than the Company had accrued at January 28, 1995.

(3) Net Income in the fourth quarter of 1994 includes a credit to the provision for facilities closing and other of $1,085 and an extraordinary gain of $1,628.

Because of the importance of the Christmas season, sales and operating results for any quarter are not necessarily indicative of results for the year. The Company's working capital and cash demands are seasonal, increasing in the fall when inventories are being increased for the Thanksgiving/Christmas seasons.

ITEM 2.  PROPERTIES

The Company's stores are located primarily in the West, Midwest and Northeast portions of the United States. Gantos' regular priced merchandise stores range in size from 5,000 to 13,000 square feet, with most stores within the chain ranging from 5,000 to 11,000 square feet. Boutiques range in size from 10,000 to 18,000 square feet. The average size of the Company's stores is approximately 8,000 square feet, with approximately 91% of this area representing selling space.

The Company leases all of its stores. Most store leases contain fixed rental provisions and generally leases contain rental payment provisions based on a percentage of sales. Most leases also require payment of insurance, real estate taxes and other charges (such as advertising, maintenance and merchants' association charges) which are subject to escalation clauses. During 1995, total store rent under these leases was approximately $14.3 million, of which $0.1 million was percentage rent. The Company owns substantially all of the equipment in its stores.

The following table shows the years in which leases on stores in operation at April 15, 1996 expire:

                                                    Number
                       Fiscal                      of Leases
                       Years                       Expiring
                       ------                      --------
                      1996-97.....................      3 (1)
                      1998-1999...................     24
                      2000-2001...................     54 (1)(2)
                      2002-2003...................     26
                      2004-2005...................      3
                      2006-2007...................      3
                                                      ---
                        Total.....................    113
                                                      ===

- - ---------------

(1) One of these leases contains an option to renew for five years.
(2) One of these leases contains an option to renew for nine years.

The Company leases approximately 50,000 square feet of a 150,000 square foot office center and approximately 126,000 square feet of an adjacent 154,000 square foot distribution center in Grand Rapids, Michigan from VRB Corp., an affiliate of Comerica Bank. The Company believes that its office-distribution center is larger than is required to serve its existing chain of stores and to accommodate planned future business volume.

As of April 1, 1995, the Company entered into a 10-month lease with VRB Corp. In October 1995, the Company exercised its option to extend the current lease with VRB Corp. for 6 months which will expire July 31, 1996, with base annual rent of $1,030,000 (including real estate taxes) plus insurance and maintenance.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to a number of pending lawsuits and claims which are ordinary, routine suits and claims incidental to its business. In the opinion of management, the disposition of these actions will not have a material adverse effect upon the Company's financial position or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

See Item 10 of this Annual Report on Form 10-K.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The common shares of Gantos, Inc. are traded over-the-counter and are quoted on The Nasdaq National Market under the symbol GTOS.

The table below sets forth the high and low closing sale prices for the Company's common shares as reported by Nasdaq for 1995 and 1994, as adjusted to give effect to the issuance of one new common share for every two common shares outstanding before March 31, 1995, pursuant to the Plan.


                                                Closing Sale Price
               Period                           High            Low
               ------------------------------------------------------

                 1995

               1st Quarter                    4-1/8             2-5/8
               2nd Quarter                    4-1/16            2-1/8
               3rd Quarter                    3-1/8             1-5/8
               4th Quarter                    2-13/16           1-3/4


                 1994

               1st Quarter                    10-3/4            3-1/2
               2nd Quarter                     8-1/4            5-1/2
               3rd Quarter                     6-1/4                5
               4th Quarter                     4-1/8            2-1/2




The number of shareholders of record of the Company's common shares as of April 15, 1996 was 1,339.

The Company has never paid cash dividends on its common shares. The Company expects that for the foreseeable future it will follow a policy of retaining earnings to finance the development of its business, including for working capital and to fund capital expenditures. For a description of financial covenants in the Company's loan agreement that may restrict dividend payments, see Note 7 of "Notes to Financial Statements".

ITEM 6.  SELECTED FINANCIAL DATA   5-Year Summary and Selected Financial Data
(Thousands, except per share data)

                                             1995 *         1994 **       1993         1992         1991
                                             ------         -------       ----         ----         ----
OPERATING RESULTS
Net sales                                  $192,790       $197,288      $229,422     $265,918     $259,132
Cost of sales                              (151,912)      (160,434)     (205,899)    (211,643)    (207,227)
Selling, general and
  administrative expense                    (40,018)       (40,114)      (47,004)     (52,440)     (55,365)
Finance charge and other revenue              4,472          5,020         6,660        7,954        8,157
(Provision) credit for facilities
  closings and other                            944          1,085       (29,254)         419        1,000
  Operating income (loss)                     6,276          2,845       (46,075)      10,208        5,697
Interest expense                             (2,278)          (122)       (1,785)      (2,900)      (5,126)
Reorganization items                           (279)        (1,764)         (831)          --           --
Income (loss) before income taxes
  extraordinary item and cumulative
  effect of change in accounting
  method                                      3,719            959       (48,691)       7,308          571
Net income (loss) before extraordinary
  item and cumulative effect of change
  in accounting method                        3,719            959       (44,241)       4,912          410
Extraordinary item                               --          1,628            --           --           --
Net income (loss) before cumulative
  effect of change in
  accounting method                           3,719          2,587       (44,241)       4,912          410
Net income (loss)                          $  3,719       $  2,587      $(43,064)    $  4,912     $    410
- - ----------------------------------------------------------------------------------------------------------
PER SHARE DATA ***
Net income (loss) per share
  before extraordinary item and
  cumulative effect of change
  in accounting method                       $ 0.55        $  0.36       $(16.58)      $ 1.80       $ 0.16
Extraordinary item                               -            0.61            --           --           --
Net income (loss) per share                  $ 0.55         $ 0.97       $(16.14)      $ 1.80       $ 0.16
- - ----------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                               $ 68,410       $ 95,983      $125,611     $113,575     $125,792
Working capital                            $ 23,626       $ 53,780      $ 82,706     $ 44,802     $ 45,160
Long-term obligations                      $ 12,395       $ 66,981      $104,715     $ 33,989     $ 48,693
Shareholders' equity                       $ 28,763       $  5,181      $  2,594     $ 45,641     $ 40,019
- - ----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS AND OTHER DATA
Current ratio                                   1.9            3.3           5.5          2.4          2.3
Return (loss) on average assets                 4.5%           2.3%        (36.0)%        4.1%         0.3%
Return (loss) on average
  shareholders' equity                         21.9%          66.5%       (178.6)%       11.5%         1.0%
Book value per share at year end            $  3.80         $ 1.94       $   .98      $ 17.08      $ 15.22
Number of stores at year end                    113            114           118          159          158
Weighted Shares Outstanding ***               6,759          2,665         2,669        2,715        2,642

*   Data for 1995 include the results of operations for 53 weeks.
** The Company closed 46 stores between the fourth quarter of 1993 and the second quarter of 1994, and emerged from its chapter 11 bankruptcy proceedings (filed on November 12, 1993) on March 31, 1995.
*** As part of the Plan, each shareholder of record on March 31, 1995 received one common share for every two common shares previously held. All stock related data in the table above reflect this stock distribution for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following tables indicate the percentage relationships to net sales of various revenue and expense items included in the Statements of Income (Loss) for 1995, 1994 and 1993 (fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively) and the percentage changes in the dollar amounts of those items for such years.

                                                                                            Percent
                                                                                            Change in
                                                     As a Percent of Net Sales           Dollar Amounts
                                                ---------------------------------        --------------
                                                                                        1994-       1993-
                                                 1995          1994        1993         1995        1994
                                                 ----          ----        ----         ----        ----
Net Sales                                       100.0%       100.0%       100.0 %        (2)%       (14)%

Cost of sales (including buying,
  distribution and occupancy costs)             (78.8)       (81.3)       (89.7)         (5)        (22)
                                                -----        -----        -----

  Gross income                                   21.2         18.7         10.3          11          57

Selling, general and administrative
  expense                                       (20.7)       (20.3)       (20.5)         --         (15)

Finance charge and other revenue                  2.3          2.5          2.9         (11)        (25)

(Provision) credit for facilities
  closings and other                              0.5          0.5        (12.8)        (13)       (104)
                                                -----        -----        -----

  Operating income (loss)                         3.3          1.4        (20.1)        121        (106)

Interest expense                                 (1.2)          --         (0.8)      1,767         (93)
                                                -----        -----        -----

Income (loss) before reorganization items,
  income taxes, extraordinary item
  and cumulative effect of change in
  accounting method                               2.1          1.4        (20.9)         47        (106)
                                                -----        -----        -----

Reorganization items:
  Professional fees                              (0.3)        (1.7)        (0.4)        (84)        235
  Interest earned on accumulating
    cash from Chapter 11 proceedings              0.1          0.8          0.1         (84)        853
                                                -----        -----        -----
                                                 (0.2)        (0.9)        (0.3)        (84)        112
                                                -----        -----        -----
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of change in accounting method           1.9          0.5        (21.2)        288        (102)

(Provision) benefit for income taxes               --           --          1.9          --          --
                                                -----        -----        -----

Income (loss) before extraordinary
  item and cumulative effect of change
  in accounting method                            1.9          0.5        (19.3)        288        (106)

Extraordinary Item                                 --          0.8           --        (100)         --

Net income (loss) before cumulative
  effect of change in accounting method           1.9          1.3        (19.3)         44        (102)

Cumulative effect of change in
  accounting method                                --           --          0.5          --          --
                                                -----        -----        -----

Net income (loss)                                 1.9%         1.3%       (18.8)%        44 %      (106)%
                                                =====        =====        =====

1995 COMPARED TO 1994


Net sales decreased approximately 2%, or approximately $4.5 million, from 1994 to 1995. The decrease was due primarily to a decrease in net sales for stores in operation throughout both periods of approximately $4.6 million, partially offset by an increase of $2.6 million resulting from an additional week of sales experienced during this fiscal year as a result of the fifty-three week retail calendar. Net sales also decreased approximately $3.2 million as a result of closing two stores during 1995 and five stores during 1994, partially offset by approximately $0.7 million in additional sales as a result of one new store opening during 1995 and one new store opening during the fourth quarter of 1994. The 2.4% decrease in comparable store sales (excluding the 53rd week of 1995) was comprised of a 5.4% decrease in average sales dollars per unit, a 0.1% decrease due to a change in merchandise mix, and a 3.1% increase in unit sales. The increase in unit sales and decrease in average sales dollars are primarily the result of the Company's increased unit sales in moderate price classifications, partially offset by lower markdown expenses as a percentage of sales. The Company plans to open one to three new stores in 1996. Future sales increases are expected to come largely through comparable store sales growth.

Cost of sales, as a percent of net sales, decreased to 78.8% in 1995 from 81.3% in 1994. The decrease was primarily due to lower net markdowns taken in 1995 compared to 1994, lower net merchandise costs incurred and a substantial decrease in distribution and store occupancy costs (primarily lower store rent expense and maintenance and dues expense), as a result of favorable lease negotiations with store landlords.

Selling, general and administrative (SG&A) expense decreased approximately $0.1 million from 1994 to 1995. The decrease was primarily due to reductions in computer outsourcing fees, depreciation and corporate rent and a $0.6 million credit for the settlement of the remaining liabilities subject to compromise for less than the amounts accrued, partially offset by higher payroll and bad debt expenses during 1995 compared to 1994 and a $0.7 million loss as a result of adoption of Statement of Financial Accounting Standards
(SFAS) No. 121. SG&A expense, as a percent of net sales, increased from 20.3% to 20.7% during 1995 as a result of lower retail sales. During the fourth quarter of 1995, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". As a result, an impairment loss of $0.7 million (0.4% of sales) was recorded under SG&A expense. See the description of SFAS No. 121 in Note 5 of "Notes to Financial Statements" in this Report, which description is incorporated in this Item 7 by reference.

Finance charge and other revenue, as a percent of sales, decreased to 2.3% this year compared to 2.5% last year. Finance charge income decreased due to a decrease in average outstanding credit card receivables during 1995 compared to 1994, partially offset by increased late charge fees in 1995. The decrease in the receivable balances is primarily the result of faster payment by customers and lower credit card sales.

During 1995, the Company recorded a credit for Facilities Closings and Other of $0.9 million. During 1995, the Company settled the remaining disputes with its landlords for less than the amounts accrued. For a description and discussion of the Provision for Facilities Closings and Other, see Note 4 of "Notes to Financial Statements" in this Report, which description is incorporated in this Item 7 by reference.

Interest expense increased approximately $2.2 million in 1995 compared to 1994. The increase is the result of the Company's emergence from Chapter 11 effective March 31, 1995. As part of the Plan of Reorganization, the Company entered into a new revolving credit agreement with NatWest Bank and issued $12.4 million in notes under an indenture agreement. For a description of the NatWest Facility and of the notes issued under the indenture, see Note 7 of "Notes to Financial Statements" in this Report, which description is incorporated in this Item 7 by reference. Both the revolving credit agreement and notes accrued interest for ten months during 1995. In the prior year, during the Chapter 11 proceedings, the Company was not required to pay interest on its unsecured or undersecured pre-petition debts.

Interest income and professional fees, shown separately under "Reorganization Items" in the Statements of Income (Loss), decreased in 1995 compared to 1994 as a result of the Company's emergence from Chapter 11 during the year and payments made to creditors under the plan.

The Company did not record a provision for taxes during 1995 or 1994 due to the availability of net operating loss carryforwards.

These factors resulted in net income of $3.7 million, or $0.55 per share, in 1995 compared to net income of $2.6 million, or $0.97 per share, in 1994. The net income for 1995 includes a credit of $0.9 million to Facilities Closing and Other, and a charge of approximately $0.7 million as a result of the early adoption of SFAS no. 121. The net income for 1994 includes a net credit of $1.1 million to Facilities Closing and Other and an extraordinary item - gain on extinguishment of debt in the amount of $1.6 million. As part of the Plan, each shareholder of record on March 31, 1995 is entitled to receive one common share for every two common shares previously held. All stock related data above reflect this stock distribution for all periods presented.


1994 COMPARED TO 1993

Net sales decreased approximately 14%, or approximately $32.1 million, from 1993 to 1994. Of the $32.1 million decrease in net sales, $30 million was attributed to the closing of 46 stores since the Petition Date, as part of the Company's plan to realign its operations by downsizing the chain, partially offset by reopening one of the previously closed stores in the third quarter of 1994. The remaining $2.1 million decrease in net sales was attributed to a decrease in net sales for stores in operation throughout both periods. Excluding the 45 net closed stores, net sales decreased 0.6% during 1994. The 0.6% decrease was comprised of a 4.1% decrease in average sales dollars per unit and a 0.2% decrease due to a change in merchandise mix, partially offset by a 3.7% increase in unit sales. The increase in unit sales and decrease in average sales dollars per unit was primarily due to a return to a more moderate price point in 1994 compared to 1993, partially offset by reduced markdowns as a percentage of sales during 1994 compared to 1993 and lower sales of higher-priced merchandise such as coats, suits and career sportswear.

Cost of sales, as a percent of net sales, decreased to 81.3% in 1994 from 89.7% in 1993. The decrease was primarily due to lower net merchandise markdowns taken in 1994 compared to the aggressive markdown strategy adopted in 1993, a decrease in store occupancy costs in 1994 compared to 1993 due to closing 45 under-performing stores and lower shrinkage costs in 1994.

Selling, general and administrative (SG&A) expense decreased $6.9 million, or 15%, in 1994 compared to 1993. The decrease was primarily due to closing 46 stores since the Petition Date resulting in significant reductions in payroll, other taxes, maintenance and dues, supplies, depreciation and utilities. In addition, other expenses decreased as a result of cost control measures, lower bad debt expenses as a result of a decline in average outstanding receivables and better collection efforts and a reduction in advertising expense. As a result of the bankruptcy proceedings, the Company incurred increased professional fees and administrative costs. These expenses were classified separately under "Reorganization Items" in the Statements of Income (Loss). Selling, general and administrative expense as a percent of net sales, decreased from 20.5% to 20.3%.

Finance charge and other revenue, as a percent of net sales, decreased to 2.5% during 1994 compared to 2.9% in 1993. Finance charge income decreased due to a decrease in average outstanding credit card receivables during 1994 compared to 1993. The decrease in the receivable balances was due to faster payments by customers and to lower Gantos credit card sales resulting from the net closing of 45 stores from the Petition Date through the end of 1994. The impact of the decrease in the number of stores operating was partially offset by an increase in Gantos credit card sales as a percent of total sales from 27% in 1993 to 30% in 1994 as a result of renewed promotional efforts in 1994.

During 1994, the Company negotiated favorable terms with its landlords on many of the remaining under-performing stores. As a result, the Company reversed $1.8 million of the Provision for Facilities Closings and Other recorded in 1993. In addition, the Company reallocated $7.8 million of the reserve to cover the costs of the corporate office and distribution center as described below.

During 1994, the Company was unsuccessful in renegotiating its office and distribution center lease with its present landlord and elected to reject its office-distribution center lease during the bankruptcy proceedings. As a result, the Company reallocated $7.8 million of the Provision for Facilities Closings for the anticipated costs of rejecting the lease and relocating the office-distribution center. The provision consists of the negotiated lease rejection cost, losses on the disposal of property and equipment and other expenses associated with the relocation of the Company's headquarters. See the description of the Company's settlement and lease arrangements in Note 9 of "Notes to Financial Statements" in this Report, which description is incorporated in this Item 7 by reference.

In addition, the Company recorded a $0.7 million Provision for Facilities Closings and Other representing the Company's share of the costs of settling the purported class action lawsuit. See the description of the treatment of Class 4 claims in "Recent Developments - Chapter 11 Reorganization" and the discussion in Note 3 of "Notes to Financial Statements" in this Report, which information is incorporated in this Item 7 by reference. For a description of the Provision for Facilities Closings and Other, see Note 4 of "Notes to Financial Statements" in this Report, which description is incorporated in this Item 7 by reference.

Interest expense decreased approximately $1.7 million from 1994 to 1993. The decline was a result of the Company ceasing to accrue interest on any obligation subject to compromise during 1994. Under the Federal Bankruptcy Code, the Company was not required to pay interest during its Chapter 11 proceedings on unsecured or undersecured prepetition debt. Contractual interest for 1994 would have been $3.7 million. The interest expense incurred for 1994 primarily represented the accrued commitment and letter of credit fees under the DIP Facility. As of March 31, 1995, the effective date of the Plan, the Company was again required to pay interest on its outstanding indebtedness.

Interest income increased in 1994 compared to 1993 as a result of cash accumulated during the Chapter 11 proceedings. This amount is shown separately under "Reorganization Items" in the Statements of Income (Loss). Professional fees incurred as a result of the Chapter 11 filing are also shown separately under "Reorganization Items" in the Statements of Income (Loss).

The Company recorded a $1.6 million extraordinary gain as a result of settlement agreements with certain creditors. In exchange for early cash payments, certain of the Company's creditors agreed to settle their claims for approximately 25% of their legally allowed amounts, which resulted in forgiveness of indebtedness income. This income has been included as an extraordinary gain in 1994 in the Company's Statements of Income (Loss).

The Company did not record a provision for taxes during 1994, due to the reversal of a portion of established deferred tax asset valuation allowances.

These factors resulted in a net income for 1994 of $2.6 million, or $0.97 per share, compared with a net loss of $43.1 million, or $16.14 per share, in 1993. The net income for 1994 includes a net credit of $1.1 million to Facilities Closing and Other and an extraordinary item - gain on extinguishment of debt in the amount of $1.6 million. The net loss for 1993 includes a $29.3 million Provision for Facilities Closings and Other, partially offset by $1.2 million in income as a result of the cumulative effect of change in accounting method. As part of the Plan, each shareholder of record on March 31, 1995 was entitled to receive one common share for every two common shares previously held. All stock related data above reflect this stock distribution for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, support its accounts receivable and fund its debt payment obligations and operations. Merchandise purchases vary on a seasonal basis, peaking in the fall. Accounts receivable also vary on a seasonal basis, peaking during the holiday season.

Total capital expenditures during 1995, 1994 and 1993 were $6.1, $3.9 and $2.1 million, respectively. Capital expenditures for 1995 were incurred primarily to open one new store, remodel and refixture 21 existing stores and to pay the balance for and install a new register and information control system. Capital expenditures for 1996 are estimated to be $6.0 million. These amounts are expected to be used primarily to remodel and refixture approximately 20 to 25 existing stores and to open one to three new stores in 1996. Capital expenditures for 1996 are expected to be financed primarily from funds generated from operations.

Net cash provided by operating activities before reorganization items totaled $14.4 million in 1995 compared to $20.8 million in 1994. The decrease was primarily due to (i) a smaller reduction in accounts receivable as a result of more store closings in 1994 than in 1995, (ii) an increase in merchandise inventories compared to a decrease in the prior year, (iii) the Company collecting an income tax refund in 1994 whereas no such collection occurred in 1995, (iv) an increase in cash used for store closings and other, and (v) the increase in prepaid expenses in 1995 compared to a reduction in 1994 and a smaller increase in accrued expenses in 1995 as a result of the timing of payments. These factors were offset somewhat by an increase in net income (net of non-cash items included in the determination of earnings including the provision for facilities closing and other, the extraordinary item, and depreciation expense).

Net cash used by reorganization items during 1995 was approximately $33.1 million, compared to net cash used by reorganization items of $35.9 million in 1994. In addition to the reorganization items discussed in "Results of Operations", the Company used approximately $31.6 million of cash to pay the remaining liabilities subject to compromise, including secured, unsecured and administrative claims, and approximately $1.4 million in cash to pay accrued bankruptcy expenses. Pursuant to the Plan, during 1995, the Company used $31,868,000 of its cash, issued approximately $12,395,000 in original principal amount of six-year notes payable, bearing interest at 12.75% a year, and issued or committed to issue approximately 4,735,000 Common Shares (valued for this purpose at $4.16 a share), in payment of approximately $58,255,000 of its liabilities subject to compromise, $5,192,000 in long-term debt and $514,000 of accrued expenses, including the settlement costs of the purported class action lawsuit. For a description of the classification and treatment of claims under the Plan, see "Recent Developments -- Chapter 11 Reorganization" in Item 1 of this Report, which information is incorporated in this Item 7 by reference.

The New Notes were issued pursuant to an Indenture, dated as of March 1, 1995, between the Company and Shawmut Bank Connecticut, National Association (the "Indenture"). Pursuant to the Indenture, the New Notes are payable in 16 quarterly installments of approximately $774,725 beginning July 1, 1997 and ending April 1, 2001. The New Notes are also subject to prepayment within 50 days after the end of each fiscal year of the Company in an amount equal to the Company's "Excess Cash Flow". Excess Cash Flow is 50% of the Company's "Free Cash Flow" in excess of $1.4 million in 1995, $3.5 million in 1996, $3.4 million in 1997, $2.4 million in 1998, and $4.3 million in 1999. Free Cash Flow is the Company's net income before extraordinary items, plus depreciation expense, minus specified capital expenditures and principal payments made with respect to indebtedness for borrowed money (other than the quarterly payments with respect to the New Notes and payments under the NatWest Facility). The Excess Cash Flow payment for 1995 was $455,000. If Excess Cash Flow payments are not at least $2.25 million by March 31, 1997, the Company must pay the shortfall. The Company must also prepay the New Notes with the proceeds of specified asset and securities sales.

The New Notes are secured by a $5,000,000 life insurance policy on the life of
L. Douglas Gantos until they are transferred to a third party. The New Notes secured by the policy must be prepaid with any proceeds from the life insurance policy. The New Notes bear interest at 12.75% payable quarterly. The Indenture contains, among other things, covenants with respect to (i) additional indebtedness, (ii) capital expenditures, (iii) minimum net worth, (iv) earnings before interest, taxes, depreciation and amortization, (v) interest coverage ratios, and (vi) prohibitions on paying dividends.

Net cash used by financing activities in 1995 was approximately $287,000 compared to net cash used by financing activities of $711,000 in 1994. The payments in both years primarily represent the cost of obtaining the revolving credit agreement.

As part of the Plan, the Company entered into a three-year borrowing agreement with NatWest Bank and LaSalle National Bank (the "NatWest Facility") expiring March 31, 1998. The NatWest Facility provides the Company revolving credit loans and letters of credit up to $40 million, subject to a borrowing base formula and lender reserves (as defined in the agreement). Undrawn and unreimbursed letters of credit under the facility may not exceed $4 million in face amount, and the initial funding under the facility could not exceed $19 million. The NatWest Facility is expected to be used to provide for the Company's working capital requirements.

Loans under the NatWest Facility bear interest at NatWest's prime rate plus 1-1/4%, or, at the Company's option, the reserve adjusted LIBOR rate plus 2-1/2%. The interest is payable in arrears on the last business day of each month for prime rate loans and on the last day of the applicable one, two, three or six-month interest period or at the end of three months, whichever is sooner, for the reserve adjusted LIBOR rate loans. After March 31, 1996, the agreement provides for a potential decrease in interest rates, depending on the financial performance of the Company (as described in the NatWest Facility). The NatWest Facility carries commitment fees of 1/2% of the difference between $40 million and the average amount outstanding under the facility (including the face amount of letters of credit) and 1.75% of the face amount of outstanding letters of credit. This loan is secured by substantially all of the Company's assets. As of April 15, 1996, the Company had no borrowings under this facility, approximately $235,000 in letters of credit outstanding, and $32.5 million available for borrowing.

The NatWest Facility contains, among other things, covenants with respect to
(i) additional indebtedness, (ii) investments, (iii) capital expenditures,
(iv) minimum net worth, (v) fixed charge coverage ratios, (vi) earnings before interest, taxes, depreciation and amortization, (vii) interest coverage ratios, (viii) inventory turnover ratios, and (ix) prohibitions on paying cash dividends.

The Company expects its cash flow from operations and borrowings under the NatWest Facility to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during 1996.


INFLATION

The Company does not believe that inflation has had a material effect on the results of operations during the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other information required by this item are set forth in the "Index to Financial Statements" on page 28 of this report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company will be set forth under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS" and under the caption "ELECTION OF DIRECTORS" in the Company's Proxy Statement in connection with the 1996 Annual Meeting of Shareholders scheduled to be held June 20, 1996, and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement in connection with the 1996 Annual Meeting of Shareholders scheduled to be held June 20, 1996, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of April 22, 1996, regarding the Company's executive officers:

                                                                   Executive
       Name             Age   Positions with the Company         Officer Since
       ----             ---   --------------------------         -------------

L. Douglas Gantos       64     President, Chief Executive            1963
                               Officer, Chairperson of the
                               Board and Director

Kenneth Green           41     Vice President, General               1993
                               Counsel and Secretary

J. E. Bunka             37     Vice President - Finance,             1993
                               Chief Financial Officer and
                               Treasurer

Gordon J. Tendler       45     Vice President, General               1994
                               Merchandising Manager for
                               Sportswear, Coats and Suits

Jane E. Pahls           36     Vice President, General               1994
                               Merchandising Manager for
                               Dresses and Accessories

Anthony Barnett         41     Vice President - Store Operations     1996

L. Douglas Gantos has been the Company's President, Chief Executive Officer and Chairperson of the Board since August 1993. From April 1992 until August 1993 he served as the Company's Chief Executive Officer and Chairperson of the Board. From April 1963 until April 1992, Mr. Gantos served as the Company's President and Chief Executive Officer. Pursuant to a letter agreement, dated as of March 27, 1995, as amended March 19, 1996, Mr. Gantos is to be employed as Chief Executive Officer and Chairperson of the Board until the earlier of
(i) 90 days after written notice from Mr. Gantos or the Company, and (ii) 60 days after the Company hires a Chief Operating Officer that the Company's Board of Directors determines might become the Company's Chief Executive Officer. Pursuant to the letter agreement, Mr. Gantos will also serve as a part-time Chairperson of the Board or a consultant to the Company until four years after he ceases to be the Company's Chief Executive Officer. The Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on November 12, 1993. Mr. Gantos was an executive officer of the Company at the time of the filing.

Kenneth Green has been the Company's Vice President, General Counsel and Secretary since December 1993. From July 1992 to December 1993, Mr. Green served as Director of Legal Services and Secretary for the Company. From November 1989 until July 1992, Mr. Green was Director of Legal Services for the Company.

J. E. Bunka has been the Company's Vice President - Finance, Chief Financial Officer and Treasurer since April 1994. From December 1993 to April 1994, Mr. Bunka was Vice President - Finance, acting Chief Financial Officer and Treasurer for the Company. In November 1993, Mr. Bunka was employed by Embrace Systems Midwest, Inc. From July 1992 until November 1993, Mr. Bunka was the Controller - Principal Accounting Officer for the Company. From April 1991 until July 1992, Mr. Bunka was the Assistant Controller - Principal Accounting Officer for the Company. From December 1988 until April 1991, Mr. Bunka was the Director of Planning and Corporate Development for the Company. Pursuant to a letter agreement, dated as of December 13, 1993, Mr. Bunka is to be employed at will as the Company's Vice President and Chief Financial Officer.

Gordon Tendler was named Vice President, General Merchandise Manager for Sportswear, Coats and Suits effective November 28, 1994. From June 1994 to November 1994, Mr. Tendler was an independent retail consultant. From July 1993 to May 1994, Mr. Tendler was President of Audrey Jones Inc. (which filed for protection under Chapter 11 of the Bankruptcy Code in December 1993), a women's specialty retail company. From May 1987 to June 1993, Mr. Tendler was Executive Vice President, General Merchandise Manager of Audrey Jones. Pursuant to a letter agreement, dated November 2, 1994, Mr. Tendler is to be employed at will as the Company's Vice President, General Merchandise Manager for Sportswear, Coats and Suits.

Jane Pahls was named Vice President, General Merchandise Manager for Dresses and Accessories effective November 28, 1994. Ms. Pahls was Gantos' Senior Divisional Merchandise Manager for Dresses, Suits, Coats and Accessories from July 1, 1993 to November 1994. From May 1992 to July 1993, Ms. Pahls was employed as Vice President for the Dress Division for Winkleman's specialty stores based in Plymouth, Michigan. Prior to her employment at Winkleman's, Ms. Pahls was a Gantos employee from 1983 to May 1992. Ms. Pahls began with Gantos as a Buyer in July 1983 and was promoted to Merchandise Manager in February 1987.

Anthony Barnett has been the Company's Vice President - Store Operations since April 19, 1996. From July 1994 through April 1996, Mr. Barnett was a District Manager for Mervyns Department Stores. From 1993 through July 1994, Mr. Barnett was the Regional Director of Stores for Sunglass Hut of America, a specialty retail company. From 1988 through 1993, Mr. Barnett was employed as a Regional Manager with The Limited, Inc., a women's specialty retail company. Pursuant to a letter agreement, dated March 15, 1996, Mr. Barnett is to be employed at will as the Company's Vice President - Store Operations.

Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.


ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth under the caption "EXECUTIVE COMPENSATION" in the Company's Proxy Statement in connection with the 1996 Annual Meeting of Shareholders scheduled to be held June 20, 1996, and, except for the information under the caption "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" or "PERFORMANCE GRAPH", is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management will be set forth under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS" and "ELECTION OF DIRECTORS" in the Company's Proxy Statement in connection with the 1996 Annual Meeting of Shareholders scheduled to be held June 20, 1996, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth under the caption "CERTAIN TRANSACTIONS" or "EXECUTIVE COMPENSATION-COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's Proxy Statement in connection with the 1996 Annual Meeting of Shareholders scheduled to be held June 20, 1996, and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        14(a)(1) Financial Statements

        The list of the report, financial statements and notes required by this Item 14(a)(1) is set forth in the "Index to Financial Statements" on page 28 of this Report.


        14(a)(2) Financial Statement Schedules

        The Financial Statement Schedule required by this Item 14(a)(2) is set forth in the "Index to Financial Statements" on page 28 of this Report.


        14(a)(3) Exhibits

        The list of exhibits required by this Item 14(a)(3) is set forth in the "Index to Exhibits" on pages 45 to 48 of this Report.


        14(b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the fourth quarter ended February 3, 1996.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 24, 1996

                                         GANTOS, INC.
                                         (Registrant)


                                         By      /s/  J. E. BUNKA
                                            ------------------------------
                                                      J. E. BUNKA
                                         Its: Vice President - Finance and
                                              Chief Financial Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      SIGNATURE                              TITLE                              DATE
      ---------                              -----                              ----


/S/  L. DOUGLAS GANTOS              Chairperson of the Board,              April 24, 1996
- - ---------------------------         President and Chief Executive
L. Douglas Gantos                   Officer
                                    (Principal Executive Officer)


/S/  J. E. BUNKA                    Vice President - Finance,              April 24, 1996
- - ---------------------------         Chief Financial Officer and
J. E. Bunka                         Treasurer
                                    (Principal Financial and
                                    Accounting Officer)


/S/  ELIZABETH M. EVEILLARD         Director                               April 24, 1996
- - ---------------------------
Elizabeth M. Eveillard



/S/  FRED K. SCHOMER                Director                               April 24, 1996
- - ---------------------------
Fred K. Schomer



/S/  HANNAH H. STRASSER             Director                               April 18, 1996
- - ---------------------------
Hannah H. Strasser



/S/  MARY ELIZABETH BURTON          Director                               April 18, 1996
- - ---------------------------
Mary Elizabeth Burton



/S/  ERWIN A. MARKS                 Director                               April 24, 1996
- - ---------------------------
Erwin A. Marks



/S/  S. AMANDA PUTNAM               Director                               April 24, 1996
- - ---------------------------
S. Amanda Putnam

                                 GANTOS, INC.


                         INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                      ----

Report of Independent Accountants, Price Waterhouse LLP............... 29


Financial Statements

    Statements of Income (Loss) for the
      three years ended February 3, 1996.............................. 30

    Balance Sheets as of February 3, 1996
      and January 28, 1995............................................ 31

    Statements of Cash Flows for the three
      years ended February 3, 1996.................................... 32

    Statements of Changes in Shareholders' Equity
      for the three years ended February 3, 1996...................... 33

    Notes to Financial Statements.....................................34-42


Quarterly Financial Information (unaudited)........................... 43


Financial Statement Schedule

    Schedule II -- Valuation and Qualifying Accounts.................. 44

                      Report of Independent Accountants




To the Board of Directors
and Shareholders of
Gantos, Inc.



In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gantos, Inc. at February 3, 1996 and January 28, 1995, and the results of its operations and cash flows for each of the three years in the period ended February 3, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 7 to the Financial Statements, the Company changed its method of accounting for income taxes in fiscal 1993. In 1995, the Company changed its method of accounting for long-lived assets to conform with Statement of Financial Accounting Standards No. 121 as discussed in Note 5.




Price Waterhouse LLP

Detroit, Michigan
February 29, 1996


                                 GANTOS, INC.

                         STATEMENTS OF INCOME (LOSS)

                                                1995         1994         1993
                                                ----         ----         ----
(thousands, except per share data)
Net sales                                    $ 192,790    $ 197,288    $ 229,422

Cost of sales (including buying,
  distribution and occupancy costs)           (151,912)    (160,434)    (205,899)
                                             ---------    ---------    ---------
Gross income                                    40,878       36,854       23,523

Selling, general and administrative
  expense                                      (40,018)     (40,114)     (47,004)

Finance charge and other revenue                 4,472        5,020        6,660

(Provision) credit for facilities
  closings and other                               944        1,085      (29,254)
                                             ---------    ---------    ---------
Operating income (loss)                          6,276        2,845      (46,075)

Interest expense (contractual interest
  of $2,585, $3,707 and $2,500
  for 1995, 1994 and 1993)                      (2,278)        (122)      (1,785)
                                             ---------    ---------    ---------
Income (loss) before reorganization items,
  income taxes, extraordinary item
  and cumulative effect of change in
  accounting method                              3,998        2,723      (47,860)
                                             ---------    ---------    ---------
Reorganization items:
  Professional fees                               (530)      (3,336)        (996)
  Interest earned on accumulating
    cash from Chapter 11 proceedings               251        1,572          165
                                             ---------    ---------    ---------
                                                  (279)      (1,764)        (831)
                                             ---------    ---------    ---------
Income (loss) before income taxes,
  extraordinary item and cumulative effect
  of change in accounting method                 3,719          959      (48,691)

(Provision) benefit for income taxes                --           --        4,450
                                             ---------    ---------    ---------
Net income (loss) before extraordinary
  item and cumulative effect of change
  in accounting method                           3,719          959      (44,241)

Extraordinary item                                  --        1,628           --

Cumulative effect of change in
  accounting method                                 --           --        1,177
                                             ---------    ---------    ---------
Net income (loss)                            $   3,719    $   2,587    $ (43,064)
                                             =========    =========    =========
Net income (loss) per share before
  extraordinary item and cumulative
  effect of change in accounting method      $    0.55    $    0.36    $  (16.58)

Extraordinary item                                  --         0.61           --

Cumulative effect of change
  in accounting method                              --           --          .44
                                             ---------    ---------    ---------
Net income (loss) per share                  $    0.55    $    0.97    $  (16.14)
                                             =========    =========    =========

The accompanying Notes to Financial Statements are an integral part of the financial statements.

                                 GANTOS, INC.

                                BALANCE SHEETS

                                                        February 3, 1996      January 28, 1995
                                                        ----------------      ----------------
(thousands, except share and per share data)
Assets

Current assets:
  Cash and cash equivalents                                  $ 1,453               $26,545
  Accounts receivable, less allowance for
      doubtful accounts of $572 and $600
      at February 3, 1996 and January 28, 1995,
      respectively                                            22,619                25,165
  Merchandise inventories                                     23,955                22,544
  Prepaid expenses and other                                   2,851                 3,347
                                                             -------               -------
    Total current assets                                      50,878                77,601
                                                             -------               -------
Property and equipment, at cost:
  Leasehold improvements                                      28,375                28,390
  Furniture and fixtures                                      32,243                32,309
  Other                                                          418                   128
                                                             -------               -------
    Total property and equipment                              61,036                60,827
Less - Accumulated depreciation
  and amortization                                           (43,504)              (42,445)
                                                             -------               -------
    Net property and equipment                                17,532                18,382
                                                             -------               -------
Total Assets                                                 $68,410               $95,983
                                                             =======               =======

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                           $12,119              $  8,474
  Accrued expenses and other                                  12,716                12,737
  Current provision for facilities closings                    2,417                 2,610
                                                             -------               -------
    Total current liabilities                                 27,252                23,821
                                                             -------               -------
Long-term debt                                                12,395                 5,192
                                                             -------               -------
Long-term provision for facilities closings                       --                 2,040
                                                             -------               -------
Liabilities subject to compromise                                 --                59,749
                                                             -------               -------
Shareholders' equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized; none issued
  Common stock, $.01 par value, 20,000,000
    shares authorized; 7,577,000 issued
    and outstanding at February 3, 1996
    and 2,665,000 issued and outstanding
    at January 28, 1995                                           76                    27
  Additional paid-in capital                                  40,603                20,789
  Accumulated deficit                                        (11,916)              (15,635)
                                                             -------               -------
      Total shareholders' equity                              28,763                 5,181
                                                             -------               -------
  Commitments (Note 9)                                            --                    --
                                                             -------               -------
Total Liabilities and Shareholders' Equity                   $68,410               $95,983
                                                             =======               =======

The accompanying Notes to Financial Statements are an integral part of the financial statements.

                                 GANTOS, INC.

                           STATEMENTS OF CASH FLOWS

                                                      1995        1994       1993
                                                      ----        ----       ----
(thousands)
Cash flows from operating activities:
  Net income (loss)                                $  3,719    $  2,587    $(43,064)
                                                   --------    --------    --------
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
    Reorganization items                                279       1,764         831
    Extraordinary item                                   --      (1,628)         --
    Cumulative effect of change in
      accounting method                                  --          --      (1,177)
    Provision for facilities closing and other         (944)     (1,085)     29,254
    Cash used for facilities closing and other         (571)        (93)     (2,586)
    Depreciation and amortization                     5,792       6,343       8,312
    Loss on disposals of property and equipment          --          29         474
    Restricted stock compensation expense               161          --          18
    Deferred taxes                                       --          --      (2,152)
    Changes in assets and liabilities:
      Accounts receivable                             2,676       4,442       7,093
      Merchandise inventories                        (1,411)        533      11,218
      Prepaid expenses and other                       (265)        526         304
      Accounts payable                                3,645       3,972      22,317
      Accrued expenses and other                      1,281       1,770      (2,678)
      Income tax receivable                              --       1,647      (1,647)
                                                   --------    --------    --------
        Total adjustments                            10,643      18,220      69,581
                                                   --------    --------    --------
Net cash provided by operating activities
  before reorganization items                        14,362      20,807      26,517
                                                   --------    --------    --------
Net change to liabilities
  subject to compromise                             (64,941)    (37,598)         --
Net non-cash change to liabilities
  subject to compromise                              33,374       3,339          --
                                                   --------    --------    --------
Net cash payments on liabilities
  subject to compromise                             (31,567)    (34,259)         --

Reorganization items                                   (279)     (1,764)       (831)
Change in accrued interest receivable                    88         (61)        (26)
Change in accrued bankruptcy expenses                (1,352)        197         975
                                                   --------    --------    --------
Net cash provided (used) by reorganization items    (33,110)    (35,887)        118
                                                   --------    --------    --------
Net cash provided (used) by operating activities    (18,748)    (15,080)     26,635
                                                   --------    --------    --------
Cash flows from investing activities:
  Capital expenditures                               (6,057)     (3,866)     (2,149)
  Sale of capital assets                                 --         206          17
                                                   --------    --------    --------
Net cash used by investing activities                (6,057)     (3,660)     (2,132)
                                                   --------    --------    --------
Cash flows from financing activities:
  Principal payments under capital lease
    obligations and other long-term debt                (25)       (148)     (2,291)
  Borrowings under debt agreements                       --          --          --
  Net borrowings under line of credit agreements         --          --      22,614
  Other                                                (262)       (563)       (568)
                                                   --------    --------    --------
Net cash provided (used) by financing activities       (287)       (711)     19,755
                                                   --------    --------    --------
Net increase (decrease) in cash                     (25,092)    (19,451)     44,258
Cash and cash equivalents at beginning of year       26,545      45,996       1,738
                                                   --------    --------    --------
Cash and cash equivalents at end of year           $  1,453    $ 26,545    $ 45,996
                                                   ========    ========    ========
Cash paid during the year:
  Interest                                         $  2,136    $    126    $  2,024
                                                   ========    ========    ========
  Income taxes                                     $     48    $     42    $     68
                                                   ========    ========    ========

The accompanying Notes to Financial Statements are an integral part of the financial statements.


                                 GANTOS, INC.

                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                        Retained
                                                         Additional     Earnings       Total
                                      Common Stock         Paid-in    (Accumulated  Shareholders'
                                   Shares      Amount      Capital       Deficit)      Equity
                                   ------      ------    ----------   ------------  -------------
(thousands)

Balance January 30, 1993            5,346     $     54     $ 20,745     $ 24,842     $ 45,641

Restricted stock compensation
  expense                                                        23                        23

Cancellation of restricted
  common stock                        (17)          (1)          (5)                       (6)

Net loss for the year                                                    (43,064)     (43,064)
- - ----------------------------------------------------------------------------------------------
Balance January 29, 1994            5,329     $     53     $ 20,763     $(18,222)    $  2,594


Net income for the year                                                    2,587        2,587

One-for-two stock split            (2,664)         (26)          26           --           --
- - ----------------------------------------------------------------------------------------------
Balance January 28, 1995            2,665     $     27     $ 20,789     ($15,635)    $  5,181


Issuance of restricted stock          177     $      2     $     (2)          --           --

Restricted stock compensation
  expense                                                        162                      162

Stock issued in conjunction
  with Plan of Reorganization       4,735           47       19,654           --       19,701

Net income for the year                --           --           --        3,719        3,719
- - ----------------------------------------------------------------------------------------------
Balance February 3, 1996            7,577     $     76     $ 40,603     $(11,916)    $ 28,763
                                    =====     ========     ========     ========     ========

The accompanying Notes to Financial Statements are an integral part of the financial statements.

                                 GANTOS, INC.

                        NOTES TO FINANCIAL STATEMENTS


1.    Chapter 11 Reorganization and Basis of Presentation:

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

      Pursuant to the POR, the former Gantos, Inc. merged into the Company (formerly known as Gantos Stores, Inc.) which changed its name to Gantos, Inc.

      As provided for in the POR, all holders of secured and priority claims received cash equal to the allowed amount of such claims, and unsecured creditors generally received 50% of the allowed amount of each claim in cash and 50% of the allowed amount of each claim in new common shares valued at $4.16 per share. Certain unsecured creditors received approximately $12.4 million in original principal amount of 6-year notes bearing interest at 12.75%.

      The Company issued 4,735,000 common shares, and paid approximately $31,567,000 in cash along with the notes as settlement for these claims. All holders of old common shares received one new common share for every two old common shares outstanding prior to March 31, 1995.

      Prior to the March 31, 1995 effective date of the POR, the Company followed the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". After the March 31, 1995 effective date, the Company's assets and liabilities continued to be recorded at their historical basis.



2.    Summary of Significant Accounting Policies:

      Industry Information - The Company operates 113 women's apparel specialty stores in 23 states located primarily in the Western, Midwestern and Northeastern United States. The following is a summary of significant accounting policies:

      The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal year 1995 consisted of fifty-three weeks and ended on February 3, 1996; Fiscal years 1994 and 1993 consisted of fifty-two weeks and ended on January 28, 1995, and January 29, 1994, respectively.

      For purposes of the Statements of Cash Flows, the Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

      Non-cash financing charges in connection with the Company's POR, including the issuance of long-term debt and additional common stock, are described in Note 1 above.

      Accounts receivable consists principally of Gantos credit card customer receivables. Finance charges are imposed on the unpaid balance at annual rates varying from 18% to 21% depending upon state laws. Minimum monthly payments of $20 or 10% of the unpaid balance, whichever is greater, are required.

      Merchandise inventories are valued at the lower of cost or market, using the cost method, on the First-in, First-out (FIFO) basis. Approximately $1.2 and $1.1 million of merchandise procurement, storage and distribution costs are included in inventory at year end 1995 and 1994, respectively.

      Commissions earned on leased shoe sales are included in net sales and totaled $789,000 in 1995, $761,000 in 1994 and $844,000 in 1993. Third
      party leased shoe sales totaled $6.3, $6.1 and $6.7 million in 1995, 1994, and 1993, respectively.

      Cost of sales includes the net cost of merchandise, buying, distribution and occupancy expenses.

      Depreciation and amortization are computed using the straight-line method. Furniture and fixtures are depreciated over their estimated useful lives, generally five to ten years. Leasehold improvements are amortized over the terms of the respective leases or their estimated useful lives, whichever is shorter, generally seven to ten years.

      The Company expenses preopening costs of new stores in the year in which the store is opened.

      Advertising costs are expensed the first time the advertising takes place. Net advertising expense approximated $1.0 million, $0.9 million and $1.5 million in 1995, 1994 and 1993, respectively.

      As part of the Company's POR, each shareholder of record on the effective date is entitled to receive one new common share for every two common shares previously held. All share and per share data in the financial statements and notes reflect this stock distribution for all periods presented. As part of the POR, the Company issued 4,567,00 common shares as partial settlement for certain claims, 177,000 restricted common shares to management (net of 23,000 restricted common shares forfeited during 1995) and 168,000 common shares as partial settlement of a shareholder lawsuit.

      Income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during the year. The weighted average number of common shares and common share equivalents outstanding was 6,759,000 in 1995, 2,665,000 in 1994, and 2,669,000 in 1993.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Certain amounts from the prior year have been reclassified to conform with the presentation used in the current year.

3.     Class Action Lawsuit:

       On March 16, 1994, a shareholder of the Company (the Plaintiff) filed a purported class action lawsuit in the United States District Court for the Western District of Michigan, against certain current and former Officers and Directors of the Company (the Defendants). The lawsuit claimed that the Defendants caused the Company to issue statements containing material misstatements and omissions. In addition, a proof of claim which mirrored the lawsuit, was filed in the Bankruptcy Court on behalf of the Plaintiff class.

       In January 1995, the Company, Defendants and the Plaintiff entered into a settlement of the lawsuit. The settlement provided for the Company's insurance company to pay $550,000 and the Company to issue $700,000 worth of new common stock on the POR effective date. The $700,000 worth of new common stock, 168,000 shares, was issued effective March 31, 1995 as part of the Company's emergence from the Chapter 11 proceedings. The Company's expense is included in the Provision for Facilities Closing and Other.

4.     Provision for Facilities Closings and Other:

       On November 11, 1993, the Board of Directors approved a plan to realign the Company's operations in an effort to improve the long-term profit potential of the Company. This realignment enabled the Company to concentrate its efforts on those stores that management believed provided potential for ongoing profitability. The Company closed 41, 5 and 2 stores in fiscal years 1993, 1994 and 1995, respectively. In October 1994, the Company opened one of the stores closed in the prior year.

       The provision of $29.3 million recorded for the anticipated costs of the realignment consisted primarily of the expected costs of future lease obligations and rejection claims, losses on disposal of property and equipment, expenses and losses associated with the disposal of merchandise inventory in the closed stores and other expenses and losses directly related to the closure of the stores.

       During 1994, the Company was unsuccessful in renegotiating its office and distribution center lease with its former landlord (See Note 9) and elected to reject the lease in its bankruptcy proceedings. As a result, the Company reallocated $7.8 million of the remaining reserve for the anticipated costs of rejecting the lease and relocating the corporate office and distribution center.

       To date, the Company closed 47 stores and rejected the office and distribution center lease. The costs associated with the closing of the 47 stores and the rejection of the office and distribution center lease, including some future lease obligations, have been incurred during fiscal 1993, 1994 and 1995 and accordingly have been charged against the provision. During 1995, the Company settled the remaining disputes with its landlords for less than the amounts accrued and reversed the reserve by $0.9 million, which is recorded as a credit for facilities closing and other. During 1994, the Company negotiated favorable lease terms with its landlords on many of the remaining underperforming stores. As a result, the reserve was reduced by $1.8 million, which was recorded as a credit for facilities closing and other. As of February 3, 1996, the remaining reserve balance represents costs expected to be incurred in 1996 to complete the relocation of the Corporate office and distribution center, including the anticipated loss on disposal of equipment and leasehold improvements and other incremental costs.

       In addition, during 1994, the Company entered into settlement agreements with certain of its creditors whereby early cash payments for approximately 25% of their legally allowed claim were made as full settlement of the Company's obligation, which resulted in a $1.6 million reduction in the provision for facilities closing and other. This amount, which is treated as forgiveness of debt, has been included as an extraordinary gain in the Company's Statements of Income (Loss).

       The following table sets forth the facilities closing provision established in 1993 and the related subsequent activity:


                                                         Non-Cash
                                                          Costs
                             Provision    Cash Costs     and Asset                  Reserve at
                             Recorded     Incurred      Write-Offs       Other     Jan. 28, 1995
                             --------     --------      ----------       -----     -------------
Facilities Closing Provision  (thousands)
Lease rejection costs         $14,590     $   (483)       $    --       $(3,728)      $10,379
Asset write-offs               10,420           --         (9,468)        1,088         2,040
Inventory disposition costs     3,514       (1,980)           (19)       (1,515)           --
Other                             730         (699)         1,766           813         2,610
                              -------     --------        -------       -------       -------
                              $29,254     $ (3,162)       $(7,721)      $(3,342)      $15,029
                              =======     ========        =======       =======       =======
                                                          Non-Cash
                                                           Costs
                            Reserve at    Cash Costs      and Asset                  Reserve at
                          Jan. 28, 1995    Incurred      Write-Offs      Other     Feb. 3, 1996
                          -------------   ----------     ----------      -----     -------------
Facilities Closing Provision  (thousands)
Lease rejection costs         $10,379      $(4,109)       $(5,914)      $  (356)       $   --
Asset write-offs                2,040           --           (235)         (925)          880
Inventory disposition costs        --           --             --            --            --
Other                           2,610         (571)          (839)          337         1,537
                              -------      -------        -------       -------        ------
                              $15,029      $(4,680)       $(6,988)      $  (944)       $2,417
                              =======      =======        =======       =======        ======

        Included in cash costs incurred in 1995 is $4,109,000 in lease rejection payments which is included in net cash payments on liabilities subject to compromise in the Statement of Cash Flows. Included in non-cash costs and asset write-offs is $4,109,000 in stock issued and $1,805,000 in New Notes issued as partial settlement of certain lease rejection claims. Included in other activity are the facility closing credit and reclassifications.


5.      Asset Impairment Change:

        During the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Statement requires companies to record impairments of long-lived assets, certain identifiable intangibles and goodwill when there is evidence that events or changes in circumstances have made recovery of asset carrying values unlikely. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. The Company identified assets in certain retail stores that were impaired because of a history of and projected future cash flow losses in these specific stores. An impairment loss of $687,000 was recorded for these retail store assets and is recorded in selling, general and administrative expense in the Statement of Income (Loss).


6.      Liabilities Subject to Compromise:

        As discussed in Note 1, the Company filed a petition on November 12, 1993 with the United States Bankruptcy Court seeking relief to reorganize under Chapter 11. The Court granted the Company's request and stayed the payment of prepetition liabilities with minor exceptions for ongoing payroll and employee benefits. These liabilities as of the Petition Date were recorded on the Balance Sheets as liabilities subject to compromise.

        The liabilities subject to compromise consist of the following:

                                                                  Jan. 28,
                                                                    1995
                                                                 (thousands)
                                                                 -----------
            Accounts payable and accrued expenses                 $ 28,347
            Priority tax claims                                        376
            Lease rejection claims                                  10,378
            Long-term debt                                          20,648
                                                                  --------
                                                                  $ 59,749
                                                                  ========

        Pursuant to the POR, during 1995, the Company issued 4,735,000 common shares, issued approximately $12.4 million in original principal amount of six-year notes payable bearing interest at 12.75% annually and paid approximately $31,567,000 in cash as settlement in full for these claims and other amounts included as long term debt or accrued expenses at January 28, 1995. Included in selling, general and administrative expenses is a $592,000 credit, which represents the reduction in liabilities subject to compromise due to certain claims settling for less than the Company had accrued at January 28, 1995.


7.      Long-Term Debt:

        A summary of long-term debt is as follows:

                                                             February 3,     January 28,
                                                                1996            1995
                                                             -----------     -----------
                                                                     (thousands)
        Revolving Credit Agreement due March 31, 1998,
          bearing interest at variable rates                  $    --          $   --

        Notes issued pursuant to an Indenture
          Agreement due in sixteen
          quarterly installments of $775,000
          beginning July 1, 1997, bearing
          interest at 12.75%                                   12,395              --

        Revolving Credit Agreement due July 6, 1995,
          bearing interest at variable and fixed rates        $    --          $5,192
                                                              -------          ------
                                                              $12,395          $5,192
                                                              =======          ======

        On March 10, 1995, the Company entered into a three-year borrowing agreement with NatWest Bank N.A. and LaSalle National Bank (the "NatWest Facility") expiring March 31, 1998. The NatWest Facility provides the Company with revolving credit loans and letters of credit up to $40 million, subject to a borrowing base formula and lender reserves (as defined in the agreement). Undrawn and unreimbursed letters of credit under the facility may not exceed $4 million in face amount. During 1995, the maximum amount outstanding on the Revolving Credit Agreement was $10.3 million, while the average amount outstanding during the year was $3.4 million.

        Loans under the NatWest Facility bear interest at NatWest's prime rate plus 1-1/4%, or, at the Company's option, the reserve adjusted LIBOR rate plus 2-1/2%. The interest is payable in arrears on the last business day of each month for prime rate loans and on the last day of the applicable one, two, three or six-month interest period or at the end of three months, whichever is sooner, for the reserve adjusted LIBOR rate loans. After March 31, 1996, the agreement provides for a potential decrease in interest rates depending on the financial performance of the Company (as described in the NatWest Facility). As of February 3, 1996, the NatWest prime rate is 8.50%.

        As part of the NatWest Facility, the Company has entered into a two year Interest Rate Cap Agreement which provides for an 8.50% interest cap on 3 month LIBOR borrowings of up to $10 million.

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

        As described in Note 1, the Company issued to some unsecured creditors approximately $12.4 million in original principal amount of six-year notes bearing interest payable quarterly at 12.75%. The Notes were issued pursuant to an Indenture, dated as of March 1, 1995, between the Company and Shawmut Bank Connecticut, National Association. The Notes are payable in 16 quarterly installments of approximately $775,000 beginning July 1, 1997 and ending April 1, 2001. The Notes are also subject to prepayment within 50 days after the end of each fiscal year of the Company in an amount equal to the Company's "Excess Cash Flow". Excess Cash Flow is 50% of the Company's "Free Cash Flow" in excess of $1.4 million in 1995, $3.5 million in 1996, $3.4 million in 1997, $2.4 million in 1998, and $4.3 million in 1999. Free Cash Flow is the Company's net income before extraordinary items, plus depreciation expense, minus specified capital expenditures and principal payments made with respect to indebtedness for borrowed money (other than the quarterly payments with respect to the Notes and payments under the NatWest Facility). The Company has Excess Cash Flow of $455,000 for fiscal 1995. This amount has been classified as long term debt as the Company has both the intent and ability, through the NatWest Facility, to refinance these amounts on a long term basis. If Excess Cash Flow payments are not at least $2.25 million by March 31, 1997, the Company must pay the shortfall. The Company must also prepay the Notes with the proceeds of specified asset and securities sales.

        The Notes are secured by a $5,000,000 life insurance policy on the life of a certain officer of the Company until the Notes are transferred to a third party. The Notes secured by the policy must be prepaid with any proceeds from the life insurance policy. The indenture contains, among other things, covenants with respect to (i) additional indebtedness, (ii) capital expenditures, (iii) minimum net worth, (iv) earnings before interest, taxes, depreciation and amortization, (v) interest coverage ratios, and (vi) prohibitions on paying dividends.

        The amounts due on the Revolving Credit Notes payable due July 6, 1995 represented the allowed secured claim under the revolving credit agreement existing on the petition date and were paid in full pursuant to the POR.

8.      Income Taxes:

        The components of the provision (benefit) for income taxes are as follows:

                                            1995          1994             1993
                                            ----          ----             ----
                                                      (thousands)
        Currently payable (refundable)    $    --      $    --           $(2,610)
        Deferred income taxes                  --           --            (1,840)
                                          -------      -------           -------
                                          $    --      $    --           $(4,450)
                                          =======      =======           =======
        Federal income taxes                   --                         (4,325)
        State income taxes                     --           --              (125)
                                          -------      -------           -------
                                          $    --      $    --           $(4,450)
                                          =======      =======           =======

        The effective income tax rate varies from the statutory rate as follows:

                                              1995        1994           1993
                                              ----        ----           ----
        Statutory rate                        35.0%       35.0%         (35.0)%
        Effect of graduated tax rate          (1.0)       (1.0)           1.0
        Limitation on utilization of
          tax benefits                          --          --           25.2
        State income taxes                      --          --           (0.3)
        Tax credits                             --          --             --
        Reversal of valuation allowance      (34.0)      (34.0)            --
        Other                                   --          --             --
                                             -----       -----          -----
                                                -- %        -- %         (9.1)%
                                             =====       =====          =====

        Effective January 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This resulted in a benefit of approximately $1.2 million being reported as a cumulative effect of change in accounting method in the fiscal 1993 Statement of Income
        (Loss). Prior to fiscal 1993, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11.

        SFAS No. 109 requires that deferred income taxes be recorded for "temporary differences" between the basis of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations. This method requires that deferred taxes be recorded based upon currently enacted tax rates.

        Based on the Company's current financial status, realization of the Company's deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109 and accordingly a valuation allowance for the entire net deferred tax asset amount has been recorded.

        The components of the net deferred tax asset (liability) and the related valuation allowance are as follows:

                                                 February 3, 1996    January 28, 1995
                                                 ----------------    ----------------
                                                               (thousands)
        NOL carryforward                              $ 7,600            $ 6,140
        Provision for store closings                      820              5,480
        Tax credit carryforward                         3,520              3,520
        Other accrued expenses                          1,760              1,560
        Other                                             260                350
                                                      -------            -------
          Deferred tax assets                          13,960             17,050
                                                      -------            -------

        Depreciation                                   (1,280)            (1,950)
        Inventory                                      (1,300)            (1,250)
        Prepaid expenses                                 (400)              (830)
        Property taxes                                   (530)              (380)
                                                      -------            -------
          Deferred tax liabilities                     (3,510)            (4,410)
                                                      -------            -------

        Subtotal                                       10,450             12,640
        Valuation allowance                           (10,450)           (12,640)
                                                      -------            -------
        Net deferred tax assets (liabilities)         $    --            $    --
                                                      =======            =======

        At February 3, 1996, the Company had net operating loss carryforwards available to offset future income for federal income tax reporting purposes of approximately $22,360,000, expiring in 2007-2010.

        The Company's POR resulted in an ownership change under Section 382 of the Internal Revenue Code. Section 382 contains rules that limit the ability of a company to offset pre-ownership change net operating losses and credit carryovers against post-ownership change taxable income. Section 382(1)(5) allows certain companies to avoid the
        Section 382 limitation. However, under Section 382(1)(5) the net operating loss carryover as of the reorganization date is reduced by the interest expense deductible in the year of reorganization and three prior years on debt that is converted to stock and by 50% of the excess of the amount of debt converted to stock under the plan of reorganization over the fair market value of the stock.

        The Company expects to elect Section 382(1)(5) treatment effective as of March 31, 1995. This election will be made on the 1995 corporate tax return and will reduce the net operating loss carryforward, by approximately $1.1 million.

        Following the Company's election of Section 382(1)(5), any other
        Section 382 ownership change within a two year period following March 31, 1995, will result in the Company's inability to use its pre-March 31, 1995, net operating loss and credit carryforward to offset taxable income generated after March 31, 1995.


9.      Leases:

        The Company leases store locations, the corporate distribution center and office building and certain equipment from third parties. The remaining terms of these leases range from one to eleven years. Generally, the store leases contain provisions for additional rentals based on a percentage of sales. Total rent expense under these leases was approximately $15.0, $16.7 and $20.9 million in 1995, 1994 and 1993, respectively, which includes percentage of sales rentals of $0.1, $0.4 and $0.3 million, respectively. Accrued rent expense of $4.1 and $4.3 million at February 3, 1996 and January 28, 1995, respectively, is included in accrued expenses.

        Pursuant to the POR, the Company rejected the lease for the distribution center and office building as of March 31, 1995. As settlement for the rejection, the Company paid the owner of the distribution center and office building $1.75 million in cash and $1.75 million in shares of new common stock. Also on the effective date, the owner of the distribution center and office building deeded in lieu of foreclosure, ownership of the property to the mortgage holder. The Company then entered into a 10 month lease that was subsequently extended for 6 months with the mortgage holder which will expire July 31, 1996, with base annual rent of $1,030,000 (including real estate taxes).

        As part of the Chapter 11 bankruptcy proceedings, the Company rejected 47 store lease and assumed all the remaining store leases.

        Estimated future minimum rental payments are as follows:

                Year                                   Leases
                ----                                   ------
                (thousands)
                1996                                  $14,900
                1997                                   15,254
                1998                                   15,523
                1999                                   14,119
                2000                                   12,156
                Thereafter                             17,138
                                                      -------
                Total minimum lease payments          $89,090
                                                      =======


10.     Stock Option Plans:

        On March 20, 1986, the shareholders of the Company approved the Gantos, Inc. Stock Option Plan (the "Employee Plan") for officers and key management employees. The Employee Plan provides for granting of incentive stock options and non-qualified stock options which have an exercise price not less than the fair market value of the shares on the grant date.

        On June 18, 1992, the Company's shareholders approved an amendment to the Employee Plan to increase the aggregate number of shares authorized for grant under the Employee Plan to 0.6 million shares from 0.3 million shares, to authorize the grant of stock appreciation rights and restricted stock, and to permit the acceleration of the exercisability of stock options and stock appreciation rights in certain circumstances.

        As provided for in the POR, the Employee Plan was amended effective March 31, 1995, (i) to increase the number of shares reserved for issuance under the plan to 1,609,022 (including 53,220 shares subject to options exercised before March 31, 1995 and restricted stock awarded and not forfeited as of March 31, 1995), (ii) to permit options to continue to be exercised until their expiration dates after termination of employment, in certain circumstances, (iii) to provide that no participant may be granted stock options or stock appreciation rights to be awarded restricted stock as to more than 250,000 Common Shares in any fiscal year, (iv) to provide that the exercise price of nonqualified options may not be less than 100% of the fair market value of the shares underlying such options on the date of grant, and
        (v) to provide that the restricted period for restricted stock may be as little as zero days. Pursuant to the POR, as of March 31, 1995, all outstanding options were canceled.

        Pursuant to the POR, options to purchase 592,500 shares at an exercise price of $4.16 were granted on March 31, 1995. Currently, outstanding options granted under the Employee Plan become exercisable within three years of the grant date and expire ten years after the grant date, or, if earlier, upon termination of employment, with certain exceptions. The Company also awarded 200,000 restricted shares. The restricted shares vest in one-third annual installments beginning March 31, 1996, and are subject to certain restrictions or forfeiture. The compensation expense related to the awarding of the restricted stock is recognized ratably over the restriction period. The number of shares available for grant at February 3, 1996 was 861,802.

        The Employee Plan will expire March 19, 1996, and no stock options, stock appreciation rights or restricted stock may be granted or awarded after March 19, 1996 under that plan. The termination of the Employee Plan does not affect the validity of any stock option, stock appreciation right or restricted stock which is outstanding on March 19, 1996.

        In addition, on June 18, 1992, the Company's shareholders approved the Gantos, Inc. Director Stock Option Plan (the "Director Plan") which provides for automatic granting of up to an aggregate of 100,000 shares of non-qualified options to certain directors of the Company who are not officers or employees of the Company. Options granted under the Director Plan become 100% exercisable on the grant date and expire ten years after the grant date, or, if earlier, three months after resignation, with certain exceptions.

        Pursuant to the POR, all options outstanding prior to March 31, 1995, were canceled. However, the POR provided for the granting of 40,000 options at $4.16 per share as of March 31, 1995. Options to purchase an additional 2,000 shares were also granted during 1995 at an exercise price equal to the market value of Company common stock at the Grant date. The number of shares available for grant under the Director Plan at February 3, 1996 was 58,000.

        A summary of activity for the year ended February 3, 1996 is as follows:

                                                                                Range of
                                            Number of Shares      Restricted   Prices Per
                                              Non-Qualified          Total        Share
                                            ----------------      ----------   ----------
        (thousands, except per share data)
        Outstanding January 28, 1995               150                 --     $8.00-53.50

        Granted                                    634                200      $3.25-4.16

        Exercised

        Canceled                                   220                 23     $4.16-53.50
                                                   ---                ---     -----------

        Outstanding February 3, 1996               564                177      $3.25-4.16
                                                   ===                ===     ===========

        Exercisable                                 --                 --     $        --
                                                   ===                ===     ===========

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" which established new accounting and reporting requirements for stock based employee compensation. As permitted by the statement, the Company will continue to account for such plans under APB Opinion No. 25, but will make required additional disclosures beginning in 1996, including proforma information.

Quarterly Financial Information (Unaudited):

Fiscal Quarter                          First             Second         Third           Fourth *
- - --------------                          -----             ------         -----           --------
(thousands, except per share data)
1995
Net Sales                               $49,086         $45,579          $42,068          $56,057
Gross Income                             10,649           8,644            8,620           12,965
Net Income (Loss)                           745            (295)             127            3,142
Net Income (Loss) per share                 .17            (.04)             .02              .40

1994
Net Sales                               $49,029         $46,558          $43,549          $58,152
Gross Income                              8,514           7,415            8,239           12,686
Net Income (Loss) before
  extraordinary item                       (402)           (796)            (662)           2,819
Net Income (Loss)                          (402)           (796)            (662)           4,447
Net Income (Loss) per share
  before extraordinary item                (.16)           (.30)            (.24)            1.06
Net Income (Loss) per share                (.16)           (.30)            (.24)            1.67

* Includes a $1,085 credit to the provision for facilities closing and other recorded in the fourth quarter of 1994. The fourth quarter of 1995 includes 14 weeks of operations, compared to 13 weeks in 1994. In addition, net income and net income per share for the fourth quarter of 1995 include (i) a credit to the provision for facilities closing and other of $944, (ii) a charge to selling, general and administrative expenses of $687 for the impairment of assets as a result of the adoption of SFAS no. 121 (see note 5 of "Notes to Financial Statements"), and (iii) a credit to selling, general and administrative expenses of $592 as a result of settling the remaining liabilities subject to compromise for less than the Company had accrued at January 28, 1995.


                                 GANTOS, INC.

                                  Schedule II

                       Valuation and Qualifying Accounts

                                  (Thousands)


                                            Additions
                                     ------------------------
                       Balance at       Charged      Charged                      Balance at
                      beginning of     to costs      to other                       end of
     Description         period      and expenses    accounts     Deductions        period
     -----------      ------------   ------------    --------     ----------      ----------

Allowance for
doubtful accounts:

       1995             $  600           $  884       $  --         $  912         $  572
                        ======           ======       =====         ======         ======

       1994             $  993           $  534       $  --         $  927         $  600
                        ======           ======       =====         ======         ======

       1993             $1,135           $1,939       $  --         $2,081         $  993
                        ======           ======       =====         ======         ======

                                EXHIBIT INDEX

Document Number and Description                                         Page
- - -------------------------------                                         ----

Each Management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the following list with an asterisk before the exhibit number.

  2.1    Second Amended Joint Plan of Reorganization of Gantos, Inc.     N/A
         and Gantos Stores, Inc., incorporated by reference to
         Exhibit 2.1 to the Company's Current Report on Form
         8-K, dated March 7, 1995 and filed with the Securities and Exchange Commission on March 22, 1995. A list of the omitted exhibits is contained on page vii of the Plan. Gantos, Inc. will supplementally furnish a copy of any omitted exhibit to the Securities and Exchange
         Commission upon request.

  2.2    Modifications to the Debtors' Second Amended Joint Plan of      N/A
         Reorganization, incorporated by reference to Exhibit
         2.2 to the Company's Current Report on Form 8-K, dated
         March 7, 1995 and filed with the Securities and Exchange Commission on March 22, 1995.

  2.3    Agreement of Merger, dated as of March 15, 1995, between        N/A
         Gantos Stores, Inc. and Gantos, Inc., incorporated by reference to Exhibit 2.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

  3(i)   Restated Articles of Incorporation, incorporated by reference   N/A
         to Exhibit 4.1 to the Company's Current Report on Form
         8-K, dated March 7, 1995 and filed with the Securities and Exchange Commission on March 22, 1995.

  3(ii)  Bylaws, as amended March 16, 1993, incorporated by reference    N/A
         to Exhibit 3.2 to the Company's Annual Report on Form
         10-K for the fiscal year ended January 30, 1993.

  4.1    Long-term  debt  documents, see Exhibits 10.20 through 10.21    N/A
         of this Form 10-K.

  4.2    Form of Indenture between Gantos, Inc. and Shawmut Bank         N/A
         Connecticut, National Association, as Trustee, including forms of notes attached as exhibits, a reasonable itemized table of contents and a cross-reference sheet showing the location in the Indenture of the provision inserted pursuant to Section
         310 through 2318(a) inclusive of the Trust Indenture
         Act of 1939, incorporated by reference to Exhibit T3C to the Company's Application for Qualification of Indenture under the Trust Indenture Act of 1939 on Form
         T-3.

 10.1    Lease Agreement, dated effective April 1, 1995, between         N/A
         Gantos, Inc. and VRB Corp., concerning
         office-distribution center, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended April 29, 1995.

 10.2    Amendment to Lease Agreement between Gantos, Inc. and VRB       N/A
         Corp., dated as of April 28, 1995, incorporated by reference to Exhibit 10.2 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended April 29, 1995.

 10.3    Agreement and Release, dated as of April 28, 1995, among        N/A
         Comerica Bank, Gantos, Inc., Four 'D' Investment
         Company, Kathy Tann Gantos, and L. Douglas Gantos, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.

 10.4    Notice of Option to Renew Lease Agreement between  Gantos,      N/A
         Inc. and VRB Corp., dated October 30, 1995, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

                         EXHIBIT INDEX

Document Number and Description                                         Page
- - -------------------------------                                         ----


 10.5    Form of Gantos, Inc. credit card application and agreement,     N/A
         incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

 10.6    License Agreement, dated as of October 15, 1982, as amended     N/A
         by amendments one through four, between Gantos, Inc.
         and Sherman and Sons, Inc., incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form
         10-K for the year ended January 30, 1988.

 10.7    Fifth Amendment, dated as of May 31, 1989, to the License       N/A
         Agreement dated as of October 15, 1982, as amended, between Gantos, Inc. and Sherman and Sons, Inc., incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended
         February 3, 1990.

 10.8    Sixth Amendment, dated as of June 30, 1992, to the License      N/A
         Agreement dated as of October 15, 1992, as amended, between Gantos Stores, Inc. and Sherman and Sons, Inc., incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1992.

*10.9    Gantos, Inc. Amended and Restated Stock Option Plan,            N/A
         adopted March 20, 1986, as amended and restated March
         31, 1995, incorporated by reference to Exhibit 1 to L.
         Douglas Gantos' Schedule 13D, dated March 31, 1995 and filed with the Securities and Exchange Commission on April 10, 1995.

*10.10   Gantos, Inc. 1996 Stock Option Plan, adopted March 19, 1996.    --

*10.11   Gantos, Inc. Amended and Restated Director Stock Option Plan,   N/A
         adopted March 17, 1992, as amended and restated March
         31, 1995, incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

*10.12   Gantos, Inc. Employees' 401(k) Plan, effective July 5, 1992,    N/A
         incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1992.

*10.13   First Amendment, dated as of July 19, 1993, to the Gantos,      N/A
         Inc. Employees' 401(k) Plan, effective July 5, 1992, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993.

**10.14  Second Amendment, dated as of July 15, 1994, to the Gantos,     N/A
         Inc., Employees' 401(k) Plan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on
         Form 10-Q, for the quarter ended July 30, 1994.

*10.15   Third Amendment, dated as of May 3, 1995, to the Gantos, Inc.   N/A
         Employees' 401(k) Plan, incorporated by reference to
         Exhibit 10.4 to the Company's Quarterly Report on Form
         10-Q for the quarter ended April 29, 1995.

*10.16   Fourth Amendment, dated as of January 24, 1996, to the          --
         Gantos, Inc. Employees' 401(k) Plan.

*10.17   1995 Gantos, Inc. Executive Bonus Plan adopted January 10,      N/A
         1995 as amended and restated March 14, 1995, incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

                         EXHIBIT INDEX

Document Number and Description                                         Page
- - -------------------------------                                         ----

*10.18   1996 Gantos, Inc. Executive Bonus Plan, adopted                 --
         March 19, 1996.

*10.19   Gantos, Inc. Master Severance Plan and Key Employee Retention   N/A
         Bonus Program adopted January 11, 1994 as amended March
         15, 1994, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

 10.20   Revolving Credit Agreement, dated as of March 10, 1995, among   N/A
         Gantos, Inc., NatWest Bank, N.A., LaSalle National Bank and NatWest Bank, N.A., as agent, incorporated by reference to Exhibit 10.23 to the Company's Annual
         Report on Form 10-K for the fiscal year ended January
         28, 1995.

 10.21   Forms of note, Security Agreement, Security Agreement and       N/A
         Mortgage -- Patents and Trademarks, and Assignment of
         Life Insurance Policy as Collateral Security, all in connection with the Revolving Credit Agreement, dated as of March 10, 1995, among Gantos, Inc., NatWest Bank,
         N.A., LaSalle National Bank and NatWest Bank, N.A., as agent, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.

 10.22   Termsheet for Settlement of Comerica/Four "D" Investment        N/A
         Company Issues, dated as of February 14, 1995, incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

*10.23   Letter of employment, dated  December 13, 1993, between         N/A
         Gantos, Inc. and J. E. Bunka, incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form
         10-K for the fiscal year ended January 29, 1994.

*10.24   Letter of employment, dated September 20, 1994, between         N/A
         Gantos, Inc. and Mr. Joseph Corso, Vice President --
         Store Operations, incorporated by reference to Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 29, 1994.

*10.25   Letter of employment, dated November 2, 1994, between Gantos,   N/A
         Inc. and Mr. Gordon Tendler, Vice President, General
         Merchandise Manager for Sportswear, Coats and Suits, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 29, 1994.

*10.26   Letter of employment, dated March 27, 1995, between Gantos,     N/A
         Inc. and Mr. L. Douglas Gantos, President, Chief
         Executive Officer and Chairperson of the Board, incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

*10.27 Amendment to Letter of Employment, dated as of March 19, 1996, -- between Gantos, Inc. and L. Douglas Gantos.

*10.28   Letter of employment, dated March 15, 1996, between Gantos,     --
         Inc. and Mr. Anthony Barnett, Vice President of Store
         Operations.

                         EXHIBIT INDEX

Document Number and Description                                         Page
- - -------------------------------                                         ----

*10.29   Severance agreement, dated as of January 23, 1995, between      N/A
         Gantos, Inc. and Mr. J.E. Bunka, incorporated by reference to Exhibit 10.34 to the Company's Annual
         Report on Form 10-K for the fiscal year ended January
         28, 1995.

*10.30   Severance agreement, dated as of January 31, 1995, between      N/A
         Gantos, Inc. and Mr. Kenneth Green, incorporated by reference to Exhibit 10.35 to the Company's Annual
         Report on Form 10-K for the fiscal year ended January
         28, 1995.

*10.31   Severance agreement, dated as of January 23, 1995, between      N/A
         Gantos, Inc. and Ms. Jane Pahls, incorporated by reference to Exhibit 10.36 to the Company's Annual
         Report on Form 10-K for the fiscal year ended January
         28, 1995.

 23.1    Consent of independent accountants.                             --

 27.1    Financial Data Schedule                                         --