Form 10-Q
period 1996-05-04
GANTOS INC
filed 1996-06-14
CIK 791182

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
__ X __ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      May 4, 1996     or
                                -------------------

_______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________________ to _____________________

Commission file number     0-14577
                       ---------------

                                 Gantos, Inc.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Michigan                                      38-1414122
- ---------------------------------                     -------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


  3260 Patterson, S.E., Grand Rapids, Michigan                       49512
- ------------------------------------------------------------------------------
 (Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:       (616) 949-7000
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


                    Yes  __ X __                No  _______


        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    Yes  __ X __                No  _______



Number of shares of common stock outstanding at June 7, 1996:   7,579,288
                                                              --------------

                                 GANTOS, INC.



                                                                       Page
                                                                      Number
                                                                      ------
PART I.    FINANCIAL INFORMATION

           Statements of Income                                          3

           Balance Sheets                                                4

           Statements of Cash Flows                                      5

           Notes to Financial Statements                                 6-7

           Management's Discussion and Analysis of
           Results of Operations and Financial Condition                 8-10


PART II.   OTHER INFORMATION

           Exhibits and Reports on Form 8-K                              11

           Signatures                                                    12







                                                           Page 2 of 12 pages.


                                 GANTOS, INC.

                             STATEMENTS OF INCOME
           (Amounts in thousands, except per share and store data)


                                                                13 Weeks Ended
                                                          --------------------------
                                                          May 4,           April 29,
                                                           1996              1995
                                                          ------           ---------
Net sales                                              $    50,365      $    49,086

Cost of sales (including buying,
   distribution and occupancy costs)                       (38,612)         (38,437)
                                                       -----------      -----------

Gross income                                                11,753           10,649

Selling, general and administrative expense                 (9,744)         (10,479)

Finance charge and other revenue                             1,111            1,050
                                                       -----------      -----------

Operating income                                             3,120            1,220

Interest expense                                              (572)            (200)
                                                       -----------      -----------

Income before reorganization
  items and income taxes                                     2,548            1,020

Reorganization items:
  Professional fees                                             --             (526)
  Interest earned on accumulating cash from
    Chapter 11 proceedings                                      --              251
                                                       -----------      -----------
Net reorganization items                                        --             (275)
                                                       -----------      -----------
Income before income taxes                                   2,548              745
Income taxes                                                    --               --
                                                       -----------      -----------
Net income                                             $     2,548      $       745
                                                       ===========      ===========
Net income per share                                   $      0.34      $      0.17
                                                       ===========      ===========
Outstanding Shares                                       7,577,290        7,577,290
                                                       ===========      ===========
Estimated weighted average shares outstanding            7,577,290        4,343,175
                                                       ===========      ===========
Stores open at end of period                                   113              113
                                                       ===========      ===========

               See accompanying notes to financial statements



                                                           Page 3 of 12 pages.


                                 GANTOS, INC.

                                BALANCE SHEETS
                  (Amounts in thousands, except share data)

                                                   May 4,      February 3,    April 29,
                                                    1996          1996          1995
                                                   ------      -----------    ---------
ASSETS

Current assets:
   Cash and cash equivalents                      $  2,929      $  1,453      $  1,416
   Accounts receivable, less allowance for
     doubtful accounts of $547, $572 and
     $523 at May 4, 1996, February 3, 1996
     and April 29, 1995, respectively               23,381        22,619        24,429
   Merchandise inventories                          26,695        23,955        28,819
   Prepaid expenses and other                        2,951         2,851         2,729
                                                  --------      --------      --------
     Total current assets                           55,956        50,878        57,393
                                                  --------      --------      --------
Property and equipment, at cost:
   Leasehold improvements                           29,086        28,375        28,197
   Furniture and fixtures                           31,249        32,243        28,831
   Other                                               961           418         3,099
                                                  --------      --------      --------
     Total property and equipment                   61,296        61,036        60,127
   Less - Accumulated depreciation
     and amortization                              (44,749)      (43,504)      (42,300)
                                                  --------      --------      --------
     Net property and equipment                     16,547        17,532        17,827
                                                  --------      --------      --------
Total assets                                      $ 72,503      $ 68,410      $ 75,220
                                                  ========      ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $ 15,908      $ 12,119      $ 16,179
   Accrued expenses and other                       10,878        12,716        11,998
   Current provision for facilities closings         2,417         2,417         3,654
                                                  --------      --------      --------
     Total current liabilities                      29,203        27,252        31,831
                                                  --------      --------      --------
Long-term debt                                      11,940        12,395        16,273
                                                  --------      --------      --------
Liabilities subject to compromise                       --            --         1,886
                                                  --------      --------      --------
Shareholders' equity:
   Preferred stock, $.01 par value, 2,000,000
     shares authorized; none issued
   Common stock, $.01 par value, 20,000,000
     shares authorized; approximately
     7,577,000 issued and outstanding
     at May 4, 1996, February 3, 1996,
     and April 29, 1995                                 76            76            74
   Additional paid-in capital                       40,652        40,603        40,045
   Accumulated deficit                              (9,368)      (11,916)      (14,889)
                                                  --------      --------      --------
     Total shareholders' equity                     31,360        28,763        25,230
                                                  --------      --------      --------
  Commitments                                           --            --            --
                                                  --------      --------      --------
Total liabilities and shareholders' equity        $ 72,503      $ 68,410      $ 75,220
                                                  ========      ========      ========


                See accompanying notes to financial statements.




                                                           Page 4 of 12 pages.

                                 GANTOS, INC.

                           STATEMENTS OF CASH FLOWS
                                 (Thousands)
                                                               13 Weeks Ended
                                                            -----------------------
                                                            May 4,        April 29,
                                                             1996            1995
                                                            ------        ---------
Cash flows from operating activities:
   Net income                                              $  2,548      $    745
                                                           --------      --------
   Adjustments to reconcile net income to
     net cash provided (used) by operating activities:
        Reorganization items                                     --           275
        Cash used for store closings                             --           (11)
        Depreciation and amortization                         1,258         1,593
        Restricted stock compensation expense                    48            23
        Changes in assets and liabilities:
          Accounts receivable                                  (762)          648
          Merchandise inventories                            (2,740)       (6,275)
          Prepaid expenses and other                           (100)          618
          Accounts payable                                    3,789         7,705
          Accrued expenses and other                         (1,838)         (810)
                                                           --------      --------
          Total adjustments                                    (345)        3,766
                                                           --------      --------
Net cash provided by operating activities
   before reorganization items                                2,203         4,511
                                                           --------      --------
Adjustment to reconcile reorganization items
  to cash used by reorganization items
  Net change to liabilities subject to compromise                --       (63,055)
  Net non-cash change to liabilities
    subject to compromise                                        --        31,982
                                                           --------      --------
Net cash payments on liabilities subject
  to compromise                                                  --       (31,073)
Reorganization items                                             --          (275)
Change in accrued interest receivable                            --            88
Change in accrued bankruptcy expenses                            --          (629)
                                                           --------      --------
Net cash used by reorganization items                            --       (31,889)
                                                           --------      --------
Net cash provided (used) by
  operating activities                                        2,203       (27,378)
                                                           --------      --------
Cash flows from investing activities:
   Capital expenditures                                        (337)         (816)
                                                           --------      --------
Net cash used by investing activities                          (337)         (816)
                                                           --------      --------
Cash flows from financing activities:
   Principal payments under capital lease
     obligations and other long-term debt                      (455)          (25)
   Net borrowings under revolving
     credit notes payable                                        --         3,677
   Other                                                         65          (587)
                                                           --------      --------
Net cash provided (used) by financing activities               (390)        3,065
                                                           --------      --------
Net increase (decrease) in cash
  and cash equivalents                                        1,476       (25,129)
Cash and cash equivalents at beginning of period              1,453        26,545
                                                           --------      --------
Cash and cash equivalents at end of period                 $  2,929      $  1,416
                                                           ========      ========
Supplemental Disclosures of Cash flow information:
Cash paid during the period for:
   Interest (net of amount capitalized)                    $    452      $     39
   Income taxes                                            $     14      $     17

                See accompanying notes to financial statements.

                                                           Page 5 of 12 pages.

                                 GANTOS, INC.

                        NOTES TO FINANCIAL STATEMENTS


1. The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Nevertheless, it is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

     The accompanying interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented and necessary to present fairly the financial position as of May 4, 1996, February 3, 1996 and April 29, 1995 and the results of operations and cash flows for the thirteen weeks ended May 4, 1996 and April 29, 1995. Certain amounts from the prior year have been reclassified to conform with the presentation used in the current year. All adjustments are of a normal and recurring nature.

     The results of operations for the thirteen week periods ended May 4, 1996 and April 29, 1995 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business.

2. Inventories are stated at the lower of cost or market. A physical inventory to determine actual cost of merchandise sold is taken at least two times per year.

3. Net income per share is computed using the weighted average number of common shares outstanding during each period.

4.   The Company opened one new store on June 1, 1996.

5. Effective April 25, 1996, the Company amended its Revolving Credit Agreement. The commitment, term, borrowing rate and total credit available under the agreement remain the same but the Amendment allows the Company to reduce the committed amount or terminate the agreement without any prepayment penalty or fees after March 26, 1996. Other changes include adjustments to the fixed charge ratio covenant and reduction of the earnings before interest, taxes, depreciation and amortization covenant.

6. On March 19, 1996, the Company's Board of Directors adopted the Gantos, Inc. 1996 Stock Option Plan (the "1996 Plan"). Pursuant to the 1996 Plan, subject to shareholder approval of the 1996 Plan at the 1996 Annual Meeting of Shareholders, 1,000,000 Common Shares are reserved for issuance pursuant to options or stock appreciation rights granted or to be granted, and pursuant to restricted stock awarded or to be awarded, to key employees of the Company, as the Company's Board of Directors or the Compensation Committee shall determine.



                                                           Page 6 of 12 pages.

7. On March 19, 1996, the Company's Board of Directors adopted the Gantos, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, subject to shareholder approval at the 1996 Annual Meeting of Shareholders, eligible employees of the Company will be granted the right to purchase a maximum aggregate of 200,000 Common Shares. Shares issued under the Stock Purchase Plan may be authorized but unissued shares, reacquired shares or shares bought on the open market.







                                                           Page 7 of 12 pages.

                                 GANTOS, INC.

                         MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION


Results of Operations

Thirteen Weeks Ended May 4, 1996 Compared to Thirteen Weeks Ended April 29,
1995

The following table indicates the percentage relationships to net sales of various revenue and expense items for the thirteen week periods ended May 4, 1996 and April 29, 1995.

                                                 As a percent of net
                                               sales for the thirteen
                                                     weeks ended
                                               ----------------------
                                                May 4,     April 29,
                                                 1996        1995
                                                ------     ---------
Net sales                                       100.0%      100.0%

Cost of sales (including buying,
  distribution and occupancy costs)             (76.7)      (78.3)
                                                -----       -----

Gross income                                     23.3        21.7

Selling, general and administrative expense     (19.3)      (21.3)

Finance charge and other revenue                  2.2         2.1
                                                -----       -----

Operating income                                  6.2         2.5

Interest expense                                 (1.1)       (0.4)
                                                -----       -----

Income before reorganization
  items and income taxes                          5.1         2.1

Reorganization items:
  Professional fees                                --        (1.1)
  Interest earned on accumulating cash from
    Chapter 11 proceedings                         --         0.5
                                                -----       -----
Net reorganization items                           --        (0.6)
                                                -----       -----

Income before income taxes                        5.1         1.5

Income taxes                                       --          --
                                                -----       -----

Net income                                        5.1%        1.5%
                                                  ===         ===


Net sales for the thirteen weeks ended May 4, 1996 were approximately $50.4 million, an increase of approximately $1.3 million, compared to net sales of approximately $49.1 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods increased 2.9%, or $1.4 million, for the first quarter of 1996 compared to the same period in the prior year. The 2.9% increase in comparable store sales is comprised of a 6.8% increase in average sales dollars per unit, a 3.6% decrease in unit sales and a decrease of 0.3% due to a change in merchandise mix. The increase in average sales dollars is primarily the result of increases in the sportswear divisions. The effect of closing two stores in 1995 and opening only one new store in 1995 resulted in a $0.1 million decrease in sales compared to the prior year. The Company experienced negative comparable store sales during the latter part of the first quarter and management expects this trend to continue into the second quarter. The Company opened one new store in June 1996.


                                                           Page 8 of 12 pages.

Cost of sales, as a percent of net sales, decreased to 76.7% in the thirteen weeks ended May 4, 1996, compared to 78.3% in the thirteen weeks ended April 29, 1995. The percentage decrease in cost of sales is primarily the result of higher retail net sales combined with lower distribution and store occupancy costs, partially offset by an increase in net markdowns taken, higher shrinkage expense and lower vendor allowances in the first quarter of 1996 compared to the same period in the prior fiscal year.

Selling, general and administrative (SG&A) expense for the thirteen weeks ended May 4, 1996 decreased approximately $0.7 million, compared to the same period in the prior fiscal year. The decrease is primarily due to the elimination of computer outsourcing fees, lower depreciation expense and lower insurance expense, partially offset by an increase in bad debt expense during the first quarter of 1996 compared to the first quarter of 1995. The Company does not expect that these comparable period decreases will continue in future periods.

Finance charge and other revenue increased approximately $61,000 in the first quarter of 1996 compared to the first quarter of 1995. The increase is primarily the result a new late fee policy implemented on the Gantos charge card in October 1995, partially offset by a decrease in finance charge income during the first quarter of 1996, compared to the same period in the prior fiscal year.

Interest expense increased approximately $0.4 million during the thirteen weeks ended May 4, 1996, compared to the same period in the prior fiscal year. The increase is the result of the Company's emergence from Chapter 11 effective March 31, 1995. Both the revolving credit agreement and notes accrued interest for the entire first quarter of 1996 compared to only one month during the first quarter of 1995. During the first two months of 1995, the Company was still in Chapter 11 Proceedings, and was not required to pay interest on its unsecured or undersecured pre-petition debt.

Interest income and professional fees, shown separately under "Reorganization Items" in the Statements of Income, will not be incurred during 1996 as a result of the Company's emergence from Chapter 11 in 1995 and payments made to creditors under the Plan.

The Company did not record a provision for taxes during the first quarter of 1996 or during the first quarter of 1995 due to the availability of net operating loss carryforwards.

These factors resulted in net income of approximately $2.5 million, or $0.34 per share, in the first quarter of 1996 compared to net income of $0.7 million, or $0.17 per share, in the first quarter of 1995.





                                                           Page 9 of 12 pages.

Liquidity and Capital Resources

Net cash provided by operating activities before reorganization items totaled $2.2 million in the first quarter of 1996 compared to $4.5 million in the same period a year ago. The decrease was primarily due to a smaller increase in trade payables due to lower inventory levels, an increase in accounts receivable compared to a decrease in the prior year and a larger decrease in accrued items due primarily to the timing of payments. These decreases were partially offset by an increase in net income of $1.8 million and a smaller increase in merchandise inventories as a result of the Company's emphasis on inventory management.

Net cash used by reorganization items was $31.9 million in the first quarter of 1995. Pursuant to the Plan of Reorganization, during the first quarter of 1995, the Company used $28,373,000 of its cash, borrowed approximately $2,700,000 from its new lenders, issued approximately $12,395,000 in original principal amount of six-year notes payable, bearing interest at 12.75% a year, and issued or committed to issue approximately $20,100,000 in Common Shares (valued for this purpose at $4.16 a share), in payment of approximately $57,863,000 of its liabilities subject to compromise, $5,192,000 in long-term debt and $514,000 of accrued expenses, including the settlement costs of the purported class action lawsuit.

Net cash used by financing activities in the first quarter of 1996 was $390,000 compared to net cash provided of approximately $3.1 million in the same period a year ago. The increase in cash used represents an Excess Cash Flow payment made in March of 1996 with respect to the New Notes issued pursuant to the Plan of Reorganization. In addition, the change is attributed to cash provided in 1995 representing net borrowings by the Company under its revolving credit facility after its emergence from Chapter 11, partially offset by loan agreement fees paid upon execution of the Fleet revolving credit agreement.

The Company has a revolving credit agreement expiring March 31, 1998, with Fleet Bank N.A. (formerly NatWest Bank N.A.) and LaSalle National Bank with a maximum commitment of $40 million, subject to a borrowing base formula and lender reserves. As of June 7, 1996, the Company had no borrowings and $181,800 in letters of credit outstanding under this facility.

The Company expects its cash on hand, cash flow from operations and borrowings under the Fleet facility to be sufficient to meet its capital expenditure, working capital and other liquidity needs during the remainder of 1996. Capital expenditures for 1996 are estimated to be $6.0 million. These amounts are expected to be used primarily to remodel and refixture 20 to 25 stores and potentially open one to two new stores in 1996.





                                                          Page 10 of 12 pages.

                          PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits.

                 10.1 Amendment No. 1, dated April 25, 1996, to the Revolving Credit Agreement dated March 10, 1995, among Gantos, Inc., NatWest Bank, N.A. (now known as Fleet Bank, N.A.), LaSalle National Bank and NatWest Bank, N.A., as agent.

                 27     Financial Data Schedule.


          (b) No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.





                                                          Page 11 of 12 pages.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 12, 1996



                                                   GANTOS, INC.
                                        -----------------------------------
                                                   (Registrant)





                                    By:  /S/      J. E. BUNKA
                                        -----------------------------------
                                                  J. E. BUNKA
                                        ITS VICE PRESIDENT, CHIEF FINANCIAL
                                               OFFICER AND TREASURER
                                            (DULY AUTHORIZED OFFICER AND
                                            PRINCIPAL FINANCIAL OFFICER)




                                                          Page 12 of 12 pages.

                                EXHIBIT INDEX


                       Document Number and Description


10.1 Amendment No. 1, dated April 25, 1996, to the Revolving Credit Agreement dated March 10, 1995, among Gantos, Inc., NatWest Bank, N.A. (now known as Fleet Bank, N.A.), LaSalle National Bank and NatWest Bank, N.A., as agent.


27       Financial Data Schedule