Form 10-Q
period 1996-08-03
GANTOS INC
filed 1996-09-17
CIK 791182

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)
__ X __ Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

For the quarterly period ended   August 3, 1996  or
                                  ----------------

_______ Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

For the transition period from ____________________ to _____________________

Commission file number     0-14577
                        --------------

                                 Gantos, Inc.
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Michigan                                      38-1414122
- - ---------------------------------             --------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


   3260 Patterson S.E., Grand Rapids, Michigan                         49512
- - ------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:       (616) 949-7000
                                                      ------------------------

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

Yes ___ X ___          No _________


Number of shares of common stock outstanding at September 6, 1996:  7,570,953
                                                                   -----------

                                 GANTOS, INC.

                                                                         Page
                                                                        Number

PART  I.       FINANCIAL INFORMATION

               Statements of Income (Loss)                                 3

               Balance Sheets                                              4

               Statements of Cash Flows                                    5

               Notes to Financial Statements                               6

               Management's Discussion and Analysis of
               Results of Operations and Financial Condition            7-10


PART II.       OTHER INFORMATION

               Submission of Matters to a Vote of
               Security Holders                                           11

               Exhibits and Reports on Form 8-K                           12

               Signatures                                                 13








                                                           Page 2 of 13 pages.


                                 GANTOS, INC.

                         STATEMENTS OF INCOME (LOSS)
           (Amounts in thousands, except per share and store data)

                                                  13 Weeks Ended                  26 Weeks Ended
                                          ----------------------------    ---------------------------
                                            Aug. 3,          July 29,        Aug. 3,       July 29,
                                             1996              1995           1996           1995
                                            ------           --------        -------       --------
Net sales                                 $    41,809     $    45,579     $    92,174     $    94,665

Cost of sales (including buying,
  distribution and occupancy costs)           (35,058)        (36,935)        (73,741)        (75,372)
                                          -----------     -----------     -----------     -----------

Gross income                                    6,751           8,644          18,433          19,293

Selling, general and administrative
  expense                                      (8,881)         (9,498)        (18,554)        (19,977)

Finance charge and other revenue                1,119           1,091           2,231           2,141
                                          -----------     -----------     -----------     -----------

Operating income (loss)                        (1,011)            237           2,110           1,457

Interest expense                                 (581)           (528)         (1,153)           (728)
                                          -----------     -----------     -----------     -----------

Income (loss) before reorganization
  items and income taxes                       (1,592)           (291)            957             729

Reorganization items:
  Professional fees                                --              (4)             --            (530)
  Interest earned on accumulating cash
    from Chapter 11 proceedings                    --              --              --             251
                                          -----------     -----------     -----------     -----------
Net reorganization items                           --              (4)             --            (279)

Income (loss) before income taxes              (1,592)           (295)            957             450

Income taxes                                       --              --              --              --
                                          -----------     -----------     -----------     -----------

Net income (loss)                         $    (1,592)    $      (295)    $       957     $       450
                                          ===========     ===========     ===========     ===========

Net income (loss) per share               $     (0.21)    $     (0.04)    $      0.13     $      0.07
                                          ===========     ===========     ===========     ===========

Outstanding shares                          7,577,952       7,700,000       7,577,952       7,700,000
                                          ===========     ===========     ===========     ===========

Estimated weighted average
  shares outstanding                        7,578,397       7,700,000       7,578,009       6,021,588
                                          ===========     ===========     ===========     ===========

Stores open at end of period                      114             113             114             113
                                          ===========     ===========     ===========     ===========

               See accompanying notes to financial statements.


                                                           Page 3 of 13 pages.

                                 GANTOS, INC.

                                BALANCE SHEETS
                  (Amounts in thousands, except share data)

                                                 Aug. 3,     February 3,    July 29,
                                                  1996          1996          1995
                                                 -------     -----------    --------
ASSETS

Current assets:
   Cash and cash equivalents                     $  4,088     $  1,453     $  1,997
   Accounts receivable, less allowance for
     doubtful accounts of $556, $572 and
     $504 at August 3, 1996, February 3,
     1996 and July 29, 1995, respectively          21,675       22,619       22,259
   Merchandise inventories                         22,474       23,955       21,266
   Prepaid expenses and other                       2,778        2,851        2,612
                                                 --------     --------     --------
     Total current assets                          51,015       50,878       48,134
                                                 --------     --------     --------
Property and equipment, at cost:
   Leasehold improvements                          28,804       28,375       28,314
   Furniture and fixtures                          31,409       32,243       28,823
   Other                                            1,351          418        3,575
                                                 --------     --------     --------
     Total property and equipment                  61,564       61,036       60,712
Less - Accumulated depreciation
   and amortization                               (46,001)     (43,504)     (43,622)
                                                 --------     --------     --------
     Net property and equipment                    15,563       17,532       17,090
                                                 --------     --------     --------

Total assets                                     $ 66,578     $ 68,410     $ 65,224
                                                 ========     ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $ 11,930     $ 12,119     $ 12,100
   Accrued expenses and other                      10,476       12,716       10,340
   Current provision for facilities closings        2,409        2,417        3,568
                                                 --------     --------     --------
     Total current liabilities                     24,815       27,252       26,008
                                                 --------     --------     --------
Long-term debt                                     11,940       12,395       12,840
                                                 --------     --------     --------
Liabilities subject to compromise                      --           --        1,163
                                                 --------     --------     --------
Shareholders' equity:
   Preferred stock, $.01 par value, 2,000,000
     shares authorized; none issued
   Common stock, $.01 par value, 20,000,000
     shares authorized; approximately
     7,578,000 issued and outstanding at
     August 3, 1996, 7,578,000 issued and
     outstanding at February 3, 1996
     and 7,700,000 issued and
     outstanding at July 29, 1995                      76           76           76
   Additional paid-in capital                      40,705       40,603       40,322
   Accumulated deficit                            (10,958)     (11,916)     (15,185)
                                                 --------     --------     --------
     Total shareholders' equity                    29,823       28,763       25,213
                                                 --------     --------     --------
Commitments                                            --           --           --
                                                 --------     --------     --------
Total liabilities and shareholders' equity       $ 66,578     $ 68,410     $ 65,224
                                                 ========     ========     ========

               See accompanying notes to financial statements.


                                                            Page 4 of 13 pages


                                 GANTOS, INC.

                           STATEMENTS OF CASH FLOWS
                                 (Thousands)

                                                              26 Weeks Ended
                                                         ----------------------
                                                          Aug. 3,      July 29,
                                                           1996         1995
                                                          -------      --------
Cash flows from operating activities:
   Net income                                            $    957     $    450
                                                         --------     --------
   Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
        Reorganization items                                   --          279
        Cash used for store closings                           (7)         (18)
        Depreciation and amortization                       2,524        3,214
        Restricted stock compensation expense                  95           73
        Changes in assets and liabilities:
          Accounts receivable                                 945        2,818
          Merchandise inventories                           1,480        1,278
          Prepaid expenses and other                           73          735
          Accounts payable                                   (189)       3,626
          Accrued expenses and other                       (2,240)      (1,745)
                                                         --------     --------
            Total adjustments                               2,681       10,260

Net cash provided by operating activities
   before reorganization items                              3,638       10,710
                                                         --------     --------
Adjustment to reconcile reorganization items
   to cash used by reorganization
   items:
     Net change to liabilities subject to compromise           --      (63,778)
     Net non-cash change to liabilities
       subject to compromise                                   --       32,354
                                                         --------     --------
     Net cash payments on liabilities subject
       to compromise                                           --      (31,424)
                                                         --------     --------
     Reorganization items                                      --         (279)
     Change in accrued interest receivable                     --           88
     Change in accrued bankruptcy expenses                     --       (1,352)
                                                         --------     --------
     Net cash used by reorganization items                     --      (32,967)
                                                         --------     --------
     Net cash provided (used) by operating activities       3,638      (22,257)
                                                         --------     --------
Cash flows from investing activities:
   Capital expenditures                                      (724)      (1,816)
                                                         --------     --------
Net cash used by investing activities                        (724)      (1,816)
                                                         --------     --------
Cash flows from financing activities:
   Principal payments under capital lease
     obligations and other long-term debt                    (455)         (25)
   Net borrowings under revolving
     credit notes payable                                      --          245
   Other                                                      177         (695)
                                                         --------     --------
Net cash used by financing activities                        (278)        (475)
                                                         --------     --------
Net increase (decrease) in cash
     and cash equivalents                                   2,635      (24,548)
Cash and cash equivalents at beginning of period            1,453       26,545
                                                         --------     --------
Cash and cash equivalents at end of period               $  4,088     $  1,997
                                                         ========     ========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
   Interest (net of amount capitalized)                  $    903     $    579
   Income taxes                                          $     28     $     32

               See accompanying notes to financial statements.

                                                           Page 5 of 13 pages.

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

     The accompanying interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented and necessary to present fairly the financial position as of August 3, 1996, February 3, 1996 and July 29, 1995 and the results of operations for the thirteen and twenty-six weeks ended, and cash flows for the twenty-six weeks ended, August 3, 1996 and July 29, 1995. Certain amounts from the prior year have been reclassified to conform with the presentation used in the current year. All other adjustments are of a normal and recurring nature.

     The results of operations for the twenty-six week periods ended August 3, 1996 and July 29, 1995 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business.

2. Inventories are stated at the lower of cost or market. A physical inventory to determine actual cost of merchandise sold is taken at least two times per year.

3. Net income per share is computed using the weighted average number of common shares outstanding during each period.

4.   The Company opened one new store on June 1, 1996.

5. Effective April 25, 1996, the Company amended its Revolving Credit Agreement. The commitment, term, borrowing rate and total credit available under the agreement remain the same but the Amendment allows the Company to reduce the committed amount or terminate the agreement without any reduction fees after March 26, 1996. Other changes include adjustments to the fixed charge ratio covenant and reduction of the earnings before interest, taxes, depreciation and amortization covenant.

6. On March 19, 1996, the Company's Board of Directors adopted the Gantos, Inc. 1996 Stock Option Plan (the "1996 Plan"). Pursuant to the 1996 Plan, which was approved by shareholders on June 20, 1996, 1,000,000 Common Shares are reserved for issuance pursuant to options or stock appreciation rights granted or to be granted, and pursuant to restricted stock awarded or to be awarded, to key employees of the Company, as the Company's Board of Directors or the Compensation Committee shall determine.

7. On March 19, 1996, the Company's Board of Directors adopted the Gantos, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), and on August 15, 1996, the Board of Directors adopted amendments to the Stock Purchase Plan. Pursuant to the Stock Purchase Plan, which was approved by shareholders on June 20, 1996, eligible employees of the Company will be granted the right to purchase a maximum aggregate of 200,000 Common Shares. Shares issued under the Stock Purchase Plan may be authorized but unissued shares, reacquired shares or shares bought on the open market.


                                                           Page 6 of 13 pages.

                                 GANTOS, INC.

                         MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION


Results of Operations

Thirteen and Twenty-six Weeks Ended August 3, 1996, Compared to Thirteen and Twenty-six Weeks Ended July 29, 1995

The following table indicates the percentage relationships to net sales of various revenue and expense items for the thirteen and twenty-six week periods ended August 3, 1996 and July 29, 1995.

                                         As a percent of net     As a percent of net
                                       sales for the thirteen  sales for the twenty-
                                             weeks ended          six weeks ended
                                       ----------------------  ---------------------
                                          Aug. 3,   July 29,    Aug. 3,   July 29,
                                           1996       1995       1996       1995
                                          -------   --------    -------   --------
Net sales                                 100.0%     100.0%     100.0%     100.0%

Cost of sales (including buying,
  distribution and occupancy costs)       (83.9)     (81.0)     (80.0)     (79.6)
                                          -----      -----      -----      -----

Gross income                               16.1       19.0       20.0       20.4

Selling, general and
  administrative expense                  (21.2)     (20.8)     (20.1)     (21.1)

Finance charge and other revenue            2.7        2.4        2.4        2.3
                                          -----      -----      -----      -----

Operating income (loss)                    (2.4)       0.6        2.3        1.6

Interest expense                           (1.4)      (1.2)      (1.3)      (0.8)
                                          -----      -----      -----      -----

Income (loss) before reorganization
  items and income taxes                   (3.8)      (0.6)       1.0        0.8

Reorganization items:
  Professional fees                          --         --         --       (0.6)
  Interest earned on accumulating
    cash from Chapter 11 proceedings         --         --         --        0.3
                                          -----      -----      -----      -----
Net reorganization items                     --         --         --       (0.3)
                                          -----      -----      -----      -----

Income (loss) before income taxes          (3.8)      (0.6)       1.0        0.5

Income taxes                                 --         --         --         --
                                          -----      -----      -----      -----

Net income (loss)                          (3.8)%     (0.6)%      1.0%       0.5%
                                          =====      =====      =====      =====



                                                           Page 7 of 13 pages.

Net sales for the thirteen weeks ended August 3, 1996 were approximately $41.8 million, a decrease of approximately $3.8 million, compared to net sales of approximately $45.6 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 8.6%, or $3.9 million, for the second quarter of 1996 compared to the same period in 1995. The 8.6% decrease in comparable store sales is comprised of a 7.2% decrease in unit sales and a 1.4% decrease in average sales dollars per unit.

Net sales for the twenty-six weeks ended August 3, 1996 were approximately $92.2 million, a decrease of approximately $2.5 million, compared to net sales of approximately $94.7 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 2.6%, or $2.5 million, for the first two quarters of 1996 compared to the same period in 1995. The 2.6% decrease in comparable store sales is comprised of a 5.6% decrease in unit sales and a 0.2% decrease due to a change in merchandise mix, partially offset by a 3.2% increase in average sales dollars per unit.

Cost of sales decreased $1.9 million in the thirteen weeks ended August 3, 1996 compared to the prior fiscal year. Cost of sales, as a percent of net sales, increased to 83.9% in the thirteen weeks ended August 3, 1996, compared to 81.0% in the same period in the prior fiscal year. Cost of sales decreased $1.6 million in the twenty-six weeks ended August 3, 1996 compared to the prior fiscal year. Cost of sales, as a percent of net sales, increased to 80.0% in the twenty-six weeks ended August 3, 1996, compared to 79.6% in the same period in the prior fiscal year.

The increase in cost of sales, as a percent of net sales, for the second quarter of 1996 is primarily due to stable buying, distribution and occupancy cost as a percent of decreased sales volume and increased net markdowns, partially offset by an increase in vendor markdown allowances for the period compared to a year ago.

The increase in cost of sales, as a percent of net sales, for the twenty-six weeks ended August 3, 1996 is primarily due to increased net markdowns and an increased shrinkage expense for the period, partially offset by lower buying, distribution and depreciation expenses and an increase in vendor markdown allowances during 1996 compared to 1995.

Selling, general and administrative expense for the thirteen and twenty-six weeks ended August 3, 1996 decreased approximately $0.6 million and $1.4 million, respectively, compared to the same periods in the prior fiscal year. The decrease in SG&A for both periods in 1996 is primarily due to lower payroll expense due to improved payroll control at the stores, lower depreciation, the elimination of computer outsourcing fees, and general expense controls. The decrease in SG&A was partially offset by increased occupancy expense and rising bad debt expense in 1996 compared to 1995.
In addition, as a percent of net sales, SG&A expense increased from 20.8% to 21.2% for the thirteen weeks ended August 3, 1996 and decreased from 21.1% to 20.1% for the twenty-six week period ended August 3, 1996. The increase in SG&A, as a percent of net sales, for the quarter is primarily due to a decrease in sales, partially offset by a decrease in operating expenses. The decrease in SG&A, as a percent of net sales, for the six months is primarily due to a decrease in operating expenses, partially offset by a decrease in sales. The Company does not expect that these comparable period decreases to continue in future periods.



                                                           Page 8 of 13 pages.

Finance charge and other revenue increased $28,000 to 2.7% of net sales and $90,000 to 2.4% of net sales for the thirteen and twenty-six weeks ended August 3, 1996, respectively, compared to the same periods in the prior fiscal year. The increases in both the thirteen and twenty-six weeks ended August 3, 1996 were primarily due to the late charge fee implemented on the Gantos charge card in October of 1995, partially offset by decreases in finance charge income as a result of lower average Gantos credit card receivable balances outstanding in the first six months of 1996 compared to the first six months of 1995. The decrease in the receivable balances is primarily the result of faster payment by customers. Gantos charge card sales as a percentage of net sales increased from 30.8% to 31.3% for the twenty-six week period ended August 3, 1996.

Interest expense for the thirteen and twenty-six weeks ended August 3, 1996 increased approximately $53,000 and $425,000, respectively, compared to the same periods in the prior fiscal year. The increase for the thirteen weeks ended August 3, 1996 was due primarily to a change in classification on the Statements of Income (Loss) for loan arrangement fees coupled with an accelerated amortization period for these fees. The increase for the second quarter was partially offset by a decrease in interest resulting from no revolving credit borrowings during the quarter. The increase for the twenty-six weeks ended August 3, 1996 was primarily due to the Company's emergence from Chapter 11 effective March 31, 1995 resulting in the notes accruing interest for the first six months of 1996 compared to only four months during 1995. The increase in interest expense for the first six months of 1996 was also due to higher loan arrangement fee amortization during the period, partially offset by lower net interest expense on the revolving credit loans due to lower borrowings. During the first two months of 1995, the Company was still in Chapter 11 Proceedings, and was not required to pay interest on its unsecured or undersecured pre-petition debt.

Interest income and professional fees, shown separately under "Reorganization Items" in the Statements of Income (Loss), will not be incurred during 1996 as a result of the Company's emergence from Chapter 11 in 1995 and payments made to creditors under the Plan.

The Company did not record a provision for taxes during the first two quarters of 1996 or during the first two quarters of 1995 due to the availability of net operating loss carryforwards.

These factors resulted in a net loss of approximately $1.6 million, or $0.21 per share, for the thirteen weeks ended August 3, 1996, compared to a net loss of approximately $295,000, or $0.04 per share, in the same period of the prior year. However, the Company reported net income for the twenty-six weeks ended August 3, 1996 of approximately $957,000, or $0.13 per share, compared to net income of $450,000, or $0.07 per share, in the same period of the prior year.


Liquidity and Capital Resources

Net cash provided by operating activities before reorganization items totaled $3.6 million in the first half of 1996 compared to $10.7 million in the same period a year ago. The decrease was primarily due to a decrease in accounts payable compared to an increase in the prior year, a smaller decrease in accounts receivable compared to the prior year, a smaller decrease in prepaid expenses and other and a larger decrease in accrued expenses and other primarily due to the timing of payments. These decreases were partially offset by an increase in net income and a larger decrease in merchandise inventories compared to the prior year.

Net cash used by reorganization items was $33.0 million in the first half of 1995. Pursuant to the Plan of Reorganization, during the first half of 1995, the Company used $28,724,000 of its cash, borrowed approximately $2,700,000


                                                           Page 9 of 13 pages.

from its new lenders, issued approximately $12,396,000 in original principal amount of six-year notes payable, bearing interest at 12.75% a year, and issued or committed to issue approximately $20,472,000 in Common Shares (valued for this purpose at $4.16 a share), in payment of approximately $58,586,000 of its liabilities subject to compromise, $5,192,000 in long-term debt and $514,000 of accrued expenses, including the settlement costs of the purported class action lawsuit.

Net cash used by financing activities in the first half of 1996 was $278,000 compared to net cash used of approximately $475,000 in the same period a year ago. Cash used in 1996 represents an Excess Cash Flow payment made in March of 1996 with respect to the Company's 12.75% notes issued pursuant to the Plan of Reorganization. The decrease in cash used is attributed to cash used in 1995 representing loan arrangement fees paid upon execution of the Fleet revolving credit agreement, partially offset by net borrowings by the Company under its revolving credit facility after its emergence from Chapter 11.

The Company has a revolving credit agreement expiring March 31, 1998, with Fleet Bank N.A. (formerly NatWest Bank N.A.) and LaSalle National Bank with a maximum commitment of $40 million, subject to a borrowing base formula and lender reserves. As of September 6, 1996, the Company had no borrowings and $468,000 in letters of credit outstanding under this facility.

The Company expects its cash on hand, cash flow from operations and borrowings under the Fleet facility to be sufficient to meet its capital expenditure, working capital and other liquidity needs during the remainder of 1996. Capital expenditures for 1996 are estimated to be $5.0 million. These amounts are expected to be used primarily to complete the on-going remodel and refixturing projects.







                                                          Page 10 of 13 pages.

                          PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders


The Annual Meeting of Shareholders of Gantos, Inc. was held on June 20, 1996, for the purpose of electing two directors and to vote upon the proposals described below.

At the annual meeting, the following persons were elected as directors of Gantos, Inc. to serve until the 1999 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified or until their earlier death, resignation or removal and the following votes were cast for or were withheld from voting with respect to the election of each such person:

                                                      Votes
                                              -----------------------
                                                For          Withheld
                                                ---          --------
Elizabeth M. Eveillard                        6,500,770      209,016
S. Amanda Putnam                              6,500,770      209,016

There were no abstentions or broker non-votes in connection with the election of the directors at the annual meeting. In addition, the terms of office of
L. Douglas Gantos, Fred K. Schomer, Hannah H. Strasser, Mary Elizabeth Burton and Erwin A. Marks continued after the meeting.

The Shareholders also voted on the proposal to approve the Gantos, Inc. 1996 Stock Option Plan, pursuant to which 1,000,000 Common Shares are reserved for issuance pursuant to options and stock appreciation rights granted or to be granted, and pursuant to restricted shares to be awarded, to key employees of the Company. The Plan was approved by a vote of a majority of the shares of Gantos, Inc. Common Stock represented in person or by proxy at the Annual Meeting as follows:

Shares Voted              Shares Voted                     Shares
   "FOR"                    "AGAINST"                   "ABSTAINING"
- - ------------              ------------                  ------------
  3,430,799                  485,925                       18,670

In addition, there were 2,774,392 broker non-votes in connection with the approval of the Gantos, Inc. 1996 Stock Option Plan.

The Shareholders also voted on the proposal to approve the Gantos, Inc. Employee Stock Purchase Plan, which grants eligible employees of the Company the right to purchase a maximum aggregate of 200,000 Common Shares through payroll deductions at a price equal to 85% of the lesser of the fair market value of Common Shares on (i) the first trading day of a three-month offering period or (ii) the last trading day of such period. The Plan was approved by a vote of a majority of the shares of Gantos, Inc. Common Stock represented in person or by proxy at the Annual Meeting as follows:

Shares Voted              Shares Voted                     Shares
   "FOR"                   "AGAINST"                    "ABSTAINING"
- - ------------              ------------                  ------------
  3,803,018                 154,001                        10,325

In addition, there were 2,742,442 broker non-votes in connection with the approval of the Gantos, Inc. 1996 Employee Stock Purchase Plan.









                                                          Page 11 of 13 pages.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits.

                10.1 Letter of Employment, dated June 20, 1996, between Gantos, Inc. and Ms. Arlene H. Stern.

                10.2 Gantos, Inc. Employee Stock Purchase Plan, as amended, adopted March 19, 1996 and August 15, 1996.

                10.3 Amendment to Lease Agreement between Gantos, Inc. and VRB Corp., dated as of September 13, 1996.

                27.1    Financial Data Schedule


          (b) No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.





                                                          Page 12 of 13 pages.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 11, 1996



                                           GANTOS, INC.
                                -------------------------------------
                                           (Registrant)





                             By:  /S/       J. E. BUNKA
                                -------------------------------------
                                            J. E. BUNKA
                                 ITS VICE PRESIDENT, CHIEF FINANCIAL
                                        OFFICER AND TREASURER
                                     (DULY AUTHORIZED OFFICER AND
                                     PRINCIPAL FINANCIAL OFFICER)








                                                          Page 13 of 13 pages.

                                EXHIBIT INDEX


                       Document Number and Description


10.1 Letter of Employment, dated June 20, 1996, between Gantos, Inc. and Ms. Arlene H. Stern.

10.2 Gantos, Inc. Employee Stock Purchase Plan, as amended, adopted March 19, 1996 and August 15, 1996.

10.3    Amendment to Lease Agreement between Gantos, Inc. and
        VRB Corp., dated as of September 13, 1996.

27.1    Financial Data Schedule