Form 10-Q
period 1996-11-02
GANTOS INC
filed 1996-12-17
CIK 791182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q


(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended   November 2, 1996   or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to

Commission file number     0-14577

                                 Gantos, Inc.
(Exact name of registrant as specified in its charter)


             Michigan                                      38-1414122
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


   3260 Patterson S.E., Grand Rapids, Michigan                         49512
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:       (616) 949-7000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes     X              No


Number of shares of common stock outstanding at December 9, 1996:  7,570,696

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



Page 2 of 12 pages.

GANTOS, INC.


STATEMENTS OF INCOME (LOSS)
(Amounts in thousands, except per share and store data)

                                            13 Weeks Ended                     39 Weeks Ended
                                                     Nov. 2,         Oct. 28,           Nov. 2,          Oct. 28,
                                                      1996             1995              1996              1995
Net sales                                          $41,716          $42,068          $133,890           $136,733

Cost of sales (including buying,
  distribution and occupancy costs)                (33,502)         (33,448)         (107,243)          (108,820)

Gross income                                         8,214            8,620            26,647             27,913

Selling, general and administrative
  expense                                           (9,003)          (9,037)          (27,557)           (29,014)


Finance charge and other revenue                     1,093            1,037             3,324              3,178

Operating income                                       304              620             2,414              2,077

Interest expense                                      (579)            (493)           (1,732)            (1,221)

Income (loss) before reorganization
  items and income taxes                              (275)             127               682                856

Reorganization items:
  Professional fees                                     -                -                 -                (530)
  Interest earned on accumulating cash
    resulting from Chapter 11 proceedings               -                -                 -                 251

Net reorganization items                                -                -                 -                (279)

Income (loss) before income taxes                     (275)             127               682                577

Income taxes                                            -                -                 -                  -


Net income (loss)                                   $ (275)          $  127            $  682            $   577

Net income (loss) per share                         $(0.04)          $ 0.02            $ 0.09             $ 0.09

Outstanding shares                               7,571,353        7,600,288         7,571,353          7,600,288

Estimated weighted average
  shares outstanding                             7,572,418        7,600,288         7,576,146          6,503,505

Stores open at end of period                           114              113               114                113


See accompanying notes to financial statements.

Page 3 of 12 pages.

GANTOS, INC.

BALANCE SHEETS
(Amounts in thousands, except share data)



                                               Nov. 2,    February 3,  Oct. 28,
                                                1996         1996        1995
Current assets:
  Cash and cash equivalents                    $   982      $ 1,453    $ 1,790
  Accounts receivable, less
    allowance for doubtful accounts
    of $585, $572, and $537, at
    November 2, 1996, February 3, 1996 and
    October 28, 1995, respectively              21,361       22,619     22,975
  Merchandise inventories                       32,454       23,955     31,350
  Prepaid expenses and other                     2,727        2,851      2,760
    Total current assets                        57,524       50,878     58,875
Property and equipment, at cost:
  Leasehold improvements                        29,404       28,375     28,572
  Furniture and fixtures                        33,320       32,243     34,090
  Other                                             34          418        758
    Total property and equipment                62,758       61,036     63,420
Less - Accumulated depreciation
  and amortization                             (47,103)     (43,504)   (44,962)
    Net property and equipment                  15,655       17,532     18,458

Total assets                                   $73,179      $68,410    $77,333


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $17,820      $12,119   $ 17,987
  Accrued expenses and other                    10,012       12,716     11,201
  Current provision for facilities closings      2,407        2,417      3,810
    Total current liabilities                   30,239       27,252     32,998
Long-term debt                                  13,326       12,395     18,540
Liabilities subject to compromise                   -            -         400
Shareholders' equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized; none issued
  Common stock, $.01 par value, 20,000,000
    shares authorized; approximately
    7,571,000 issued and outstanding at
    November 2, 1996, 7,577,000 issued and
    outstanding at February 3, 1996, and
    7,600,000 issued and outstanding at
    October 28, 1995                                76           76         76
  Additional paid-in capital                    40,772       40,603     40,377
  Accumulated deficit                          (11,234)     (11,916)   (15,058)
    Total shareholders' equity                  29,614       28,763     25,395
Commitments                                         -            -          -
Total liabilities and shareholders' equity     $73,179      $68,410    $77,333


See accompanying notes to financial statements.

Page 4 of 12 pages.

GANTOS, INC.

STATEMENTS OF CASH FLOWS
(Thousands)

                                                             39 Weeks Ended
                                                         Nov. 2,       Oct. 28,
                                                           1996          1995
Cash flows from operating activities:
  Net income                                             $   682       $   577
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
      Reorganization items                                    -            279

      Cash used for store closings                            (9)         (459)
      Depreciation and amortization                        3,727         4,630
      Restricted stock compensation expense                  138           128
      Changes in assets and liabilities:
        Accounts receivable                                1,258         2,101
        Merchandise inventories                           (8,499)       (8,806)
      Prepaid expenses and other                             124          (175)
        Accounts payable                                   5,701         9,512
        Accrued expenses and other                        (2,793)         (184)
          Total adjustments                                 (353)        7,026

Net cash provided by operating activities
  before reorganization items                                329         7,603

Adjustments to reconcile reorganization items
  to cash used by reorganization items
  Net change to liabilities subject
    to compromise                                             -        (64,541)
  Net non-cash change to liabilities
    subject to compromise                                     -         33,067
  Net cash payments on liabilities
    subject to compromise                                     -        (31,474)
  Reorganization items                                        -           (279)
  Change in accrued interest receivable                       -             88
  Change in accrued bankruptcy expenses                       -         (1,352)
Net cash used by reorganization items                         -        (33,017)
Net cash provided (used) by operating activities             329       (25,414)

Cash flows from investing activities:
  Capital expenditures                                    (2,072)       (4,724)
Net cash used by investing activities                     (2,072)       (4,724)

Cash flows from financing activities:
  Principal payments under capital lease
    obligations and other long-term debt                    (455)          (25)
  Issuance of Common Stock                                    33            -
  Net borrowings under revolving credit
    notes payable                                          1,385         6,011
  Other                                                      309          (603)
Net cash provided by financing activities                  1,272         5,383

Net decrease in cash and cash
     equivalents                                            (471)      (24,755)
Cash and cash equivalents at beginning of period           1,453        26,545
Cash and cash equivalents at end of period               $   982       $ 1,790

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
  Interest (net of amount capitalized)                    $1,193        $1,080
  Income taxes                                            $   34        $   50



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

     The accompanying interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented and necessary to present fairly the financial position as of November 2, 1996, February 3, 1996 and October 28, 1995 and the results of operations for the thirteen and thirty-nine weeks ended, and cash flows for the thirty-nine weeks ended, November 2, 1996 and October 28, 1995. Certain amounts from the prior year have been reclassified to conform with the presentation used in the current year.
     All other adjustments are of a normal and recurring nature.

     The results of operations for the thirty-nine week periods ended November 2, 1996 and October 28, 1995 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business.

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

5. On March 19, 1996, the Company's Board of Directors adopted the Gantos, Inc. 1996 Stock Option Plan (the "1996 Plan"). Pursuant to the 1996 Plan, which was approved by shareholders on June 20, 1996, 1,000,000 Common Shares are reserved for issuance pursuant to options or stock appreciation rights granted or to be granted, and pursuant to restricted stock awarded or to be awarded, to key employees of the Company, as the Company's Board of Directors or the Compensation Committee shall determine.

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


Page 6 of 12 pages.

GANTOS, INC.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


Results of Operations

Thirteen and Thirty-nine Weeks Ended November 2, 1996 Compared to Thirteen and Thirty-nine Weeks Ended October 28, 1995.

The following table indicates the percentage relationships to net sales of various revenue and expense items for the thirteen and thirty-nine week periods ended November 2, 1996 and October 28, 1995.

                                     As a percent of net    As a percent of net
                                    sales for the thirteen sales for the thirty-
                                         weeks ended          nine weeks ended
                                     Nov. 2,   Oct. 28,      Nov. 2,   Oct. 28,
                                       1996      1995          1996      1995

Net sales                           100.0%    100.0%         100.0%    100.0%

Cost of sales (including buying,
  distribution and occupancy costs)  (80.3)    (79.5)         (80.1)    (79.6)

Gross income                          19.7      20.5           19.9      20.4

Selling, general and
  administrative expense             (21.6)    (21.5)        (20.6)     (21.2)

Finance charge and other revenue       2.6       2.5            2.5       2.3

Operating income                       0.7       1.5            1.8       1.5

Interest expense                      (1.4)     (1.2)          (1.3)     (0.9)

Income (loss) before reorganization
  items and income taxes              (0.7)      0.3            0.5       0.6

Reorganization items:
  Professional fees                     -         -              -       (0.4)
  Interest earned on accumulating
    cash from Chapter 11 proceedings    -         -              -        0.2
Net reorganization items                -         -              -       (0.2)

Income (loss) before income taxes     (0.7)      0.3            0.5       0.4

Income taxes                            -         -              -         -

Net income (loss)                     (0.7)%    0.3%           0.5%      0.4%


Page 7 of 12 pages.

Net sales for the thirteen weeks ended November 2, 1996 were approximately $41.7 million, a decrease of approximately $0.4 million, compared to net sales of approximately $42.1 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 1.5%, or $0.6 million, for the third quarter of 1996 compared to the same period in 1995. The 1.5% decrease in comparable store sales is comprised of a 1.1% decrease in average sales dollars per unit, a 0.5% decrease in unit sales and a 0.1% increase due to a change in the merchandise mix.

Net sales for the thirty-nine weeks ended November 2, 1996 were approximately $133.9 million, a decrease of approximately $2.8 million, compared to net sales of approximately $136.7 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 2.3%, or $3.1 million, for the first three quarters of 1996 compared to the same period in 1995. The 2.3% decrease in comparable store sales is comprised of a 4.0% decrease in unit sales and a 0.1% decrease due to a change in merchandise mix, partially offset by a 1.8% increase in average sales dollars per unit. The changes in average sales dollars per unit are primarily due to changes in the mix of merchandise sold. The Company opened one new store in June 1996. Management expects the negative comparable store sales trend to continue into the fourth quarter.

Cost of sales, as a percent of net sales, increased $54,000 to 80.3% in the thirteen weeks ended November 2, 1996, compared to 79.5% in the same period in the prior fiscal year. Cost of sales decreased $1.6 million, while increasing as a percent of net sales to 80.1% in the thirty-nine weeks ended November 2, 1996, compared to 79.6% in the same period in the prior fiscal year.

The increase in cost of sales, as a percent of net sales, for the third quarter of 1996 is primarily due to decreased sales volume and increased net markdowns compared to a year ago. The increase in cost of sales, as a percent of net sales, for the thirty-nine weeks ended November 2, 1996 is primarily due to increased net markdowns for the period and decreased sales volume, partially offset by lower buying, distribution and depreciation expenses and an increase in vendor markdown allowances during 1996 compared to 1995.

Selling, general and administrative expense for the thirteen and thirty-nine weeks ended November 2, 1996 decreased approximately $34,000 and $1.5 million, respectively, compared to the same periods in the prior fiscal year.
 The decrease in SG&A for the thirty-nine weeks ended November 2, 1996 is primarily due to lower depreciation expense, the elimination of computer outsourcing fees and general expense controls, partially offset by increased bad debt expense due to the rise in personal bankruptcies in 1996 compared to 1995. The majority of these savings occurred as the result of plans implemented in the third quarter of 1995 and are not expected to continue to generate savings in the fourth quarter of 1996 as compared to the fourth quarter of 1995. As a percent of net sales, SG&A expense increased from 21.5% to 21.6% for the thirteen weeks ended November 2, 1996 and decreased from 21.2% to 20.6% for the thirty-nine week period ended November 2, 1996.

Finance charge and other revenue increased $56,000 to 2.6% of net sales and $146,000 to 2.5% of net sales for the thirteen and thirty-nine weeks ended November 2, 1996, respectively, compared to the same periods in the prior fiscal year. The increases in both the thirteen and thirty-nine weeks ended November 2, 1996 were primarily due to the late charge fee implemented on the Gantos charge card in October of 1995, partially offset by decreases in finance charge income as a result of lower average Gantos credit card receivable balances outstanding in the first nine months of 1996 compared to the first nine months of 1995. The decrease in the receivable balances is primarily the result of faster payment by customers.


Page 8 of 12 pages.

Interest expense for the thirteen and thirty-nine weeks ended November 2, 1996 increased approximately $86,000 and $511,000, respectively, compared to the same periods in the prior fiscal year. The increase in interest expense for the thirteen and thirty nine weeks ended November 2, 1996 was due to higher loan arrangement fee amortization during the period, partially offset by lower net interest expense on the revolving credit loans due to lower borrowings. During the first two months of 1995, the Company was still in Chapter 11 Proceedings, and was not required to pay interest on its unsecured or undersecured pre-petition debt.

Interest income and professional fees, shown separately under "Reorganization Items" in the Statements of Income (Loss), will not be incurred during 1996 as a result of the Company's emergence from Chapter 11 in 1995 and payments made to creditors under the Plan.

The Company did not record a provision for taxes during the first three quarters of 1996 or during the first three quarters of 1995 due to the availability of net operating loss carryforwards.

These factors resulted in a net loss of approximately $275,000, or $0.04 per share, for the thirteen weeks ended November 2, 1996, compared to net income of approximately $127,000, or $0.02 per share, in the same period of the prior year. However, the Company reported net income for the thirty-nine weeks ended November 2, 1996 of approximately $682,000, or $0.09 per share, compared to net income of $577,000, or $0.09 per share, in the same period of the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities before reorganization items totaled $0.3 million in the first three quarters of 1996 compared to $7.6 million in the same period a year ago. This substantial decrease in cash provided by operating activities is primarily the result of a smaller increase in accounts payable and a larger decrease in accrued expenses and other. For 1996, the primary sources of cash were a decrease in accounts receivable and an increase in accounts payable. The primary uses of cash were an increase in inventories for the peak selling season and a decrease in accrued expenses and other due to the timing of payments.

Net cash used by reorganization items was $33 million in the first three quarters of 1995. Pursuant to the Plan of Reorganization, during the first three quarters of 1995, the Company used $28,774,000 of its cash, borrowed approximately $2,700,000 from its new lenders, issued approximately $12,396,000 in original principal amount of six-year notes payable, bearing interest at 12.75% a year, and issued or committed to issue approximately $20,484,000 in Common Shares (valued for this purpose at $4.16 a share), in payment of approximately $58,648,000 of its liabilities subject to compromise, $5,192,000 in long-term debt and $514,000 of accrued expenses, including the settlement costs of the purported class action lawsuit.

Net cash provided by financing activities in the first three quarters of 1996 was $1.3 million compared to net cash provided of approximately $5.4 million in the same period a year ago. The decrease in cash provided is the result of the Company needing less borrowing in 1996 to meet its cash flow needs.

The Company has a revolving credit agreement expiring March 31, 1998, with Fleet Bank N.A. (formerly NatWest Bank N.A.) and LaSalle National Bank with a maximum commitment of $40 million, subject to a borrowing base formula and

Page 9 of 12 pages.

lender reserves. As of December 9, 1996, the Company had $1.8 million in borrowings and $113,000 in letters of credit outstanding under this facility. As of December 9, 1996, approximately $30.6 million was available for borrowing under this facility. During the third quarter of 1996, the weighted average interest rate under this facility was 9.5%.

The Company expects its cash on hand, cash flow from operations and borrowings under the Fleet facility to be sufficient to meet its capital expenditure, working capital and other liquidity needs during the remainder of 1996. Capital expenditures for 1996 are estimated to be $4.0 million. These amounts are expected to be used primarily to complete the on-going remodel and refixturing projects.

Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's cash resources to meet future liquidity needs) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the Company's ability to negotiate an extension or replacement of its Fleet facility on terms acceptable to the Company, the continued support of the Company's trade creditors and factors, general trends in retail clothing apparel purchasing, especially during the Christmas season, and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations.



Page 10 of 12 pages.

PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.


          10.1 Letter of Employment, dated September 3, 1996, between Gantos, Inc. and Ms. Vicki Boudreaux.

          10.2 Letter of Employment, dated September 25, 1996, between Gantos, Inc. and Mr. Joe Giudice.

          10.3 Letter of Employment, dated September 25, 1996, between Gantos, Inc. and Ms. Hope Grey.

          10.4 Letter of Employment, dated November 1, 1996, between Gantos, Inc. and Mr. Dennis Horstman.

          27.       Financial Data Schedule



     (b) No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.






Page 11 of 12 pages.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 9, 1996



                                             GANTOS, INC.
                                             (Registrant)





                                 By:  /S/       J. E. BUNKA
                                              J. E. BUNKA
                                   ITS SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                          OFFICER AND TREASURER
                                       (DULY AUTHORIZED OFFICER AND
                                       PRINCIPAL FINANCIAL OFFICER)



Page 12 of 12 pages.

EXHIBIT INDEX



Document Number and Description



     10.1 Letter of Employment, dated September 3, 1996, between Gantos, Inc. and Ms. Vicki Boudreaux.

     10.2 Letter of Employment, dated September 25, 1996, between Gantos, Inc. and Mr. Joe Giudice.

     10.3 Letter of Employment, dated September 25, 1996, between Gantos, Inc. and Ms. Hope Grey.

     10.4 Letter of Employment, dated November 1, 1996, between Gantos, Inc. and Mr. Dennis Horstman.

     27.       Financial Data Schedule