Form 10-K
period 1997-02-01
GANTOS INC
filed 1997-05-02
CIK 791182

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER 0-14577
                            ------------------------

                                  GANTOS, INC.
             (Exact name of registrant as specified in its charter)

         MICHIGAN                 38-1414122
      (State or other          (I.R.S. Employer
      jurisdiction of         Identification No.)
     incorporation or
       organization)

   3260 PATTERSON, S.E.,             49512
  GRAND RAPIDS, MICHIGAN          (Zip Code)
   (Address of principal
    executive offices)

       Registrant's telephone number, including area code: (616) 949-7000
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Shares, par value $.01 per share
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 25, 1997 calculated by reference to the closing sale price as reported by Nasdaq on such date, was approximately $14,229,992.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ____

    The number of shares outstanding of the registrant's common shares, $.01 par value per share, as of April 25, 1997 was 7,526,932.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy statement for the Annual Meeting of Shareholders scheduled for June 19, 1997 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Gantos is a specialty retailer of a full range of quality, fashionable women's apparel and accessories at moderate to upper moderate prices. As of April 25, 1997, Gantos operated 115 stores averaging 7,800 square feet, in 23 states, located primarily in suburban malls in the West, Midwest and Northeast. On April 11, 1997, the Company opened a new store in Cherry Hill, New Jersey. The Company plans to open a maximum of up to four additional stores during 1997. The Company offers an edited selection of private label and name brand sportswear, career dresses and suits, social occasion dresses, accessories, outerwear, swimwear and, in selected stores, shoes. The Company's marketing strategy emphasizes quality merchandise with assortments from which women can build entire wardrobes, personal attention and customer service. It is targeted to satisfying the apparel needs of active, educated, career-orientated, fashion-conscious women, primarily from 30 to late 50 years of age. The Company's four Bargain Boutiques located in Illinois and Michigan feature final clearance merchandise, both from Gantos stores and purchased directly for the boutiques. Gantos, Inc. is a Michigan corporation incorporated November 10, 1952 as a successor to a business founded in 1932. Unless otherwise specified, "Gantos" and "Company" refer to the Registrant and its predecessors, and 1996, 1995 and 1994 refer to the fiscal years ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively.

                              RECENT DEVELOPMENTS

FACILITIES CLOSINGS AND OTHER

    On November 11, 1993, the Company's Board of Directors approved a plan to realign the Company's operations in an effort to improve its long-term profit potential. This realignment enabled the Company to concentrate its efforts on those stores that management believed provided potential for ongoing profitability. The Company closed 41, 5, and 2 stores in fiscal 1993, 1994 and 1995, respectively pursuant to this plan. In October 1994, the Company reopened one of the stores closed in the prior year.

    During 1994, the Company was unsuccessful in renegotiating its office and distribution center lease with its former landlord and elected to reject its office-distribution center lease in its bankruptcy proceedings. As a result, the Company reallocated $7.8 million of the Provision for Facilities Closings for the anticipated costs of rejecting the lease and relocating the office-distribution center. See the description of the Company's settlement and lease arrangements in Notes 4 and 8 of "Notes to Financial Statements" in this report, which description is incorporated in this Item 1 by reference.

    On January 27, 1997, the Company announced plans to relocate its distribution center, financial and support functions to another facility in Grand Rapids, Michigan as well as establish a Merchandising office in Stamford, Connecticut. The relocation of the merchandising office is expected to enhance the Company's ability to do private label product development. At February 1, 1997, the remaining balance of the accrued reserve was approximately $1.6 million.

CHANGES TO CREDIT AGREEMENT

    Effective April 25, 1996, the Company amended its revolving credit agreement with Fleet Bank N.A. On March 18, 1997, the Company entered into Amendment No. 2 to the Credit Agreement (the "Second Amendment"). This amendment provides for the commitment, borrowing rate and total credit available to remain the same, except that the test for reducing the interest rate after May 1, 1998 was loosened. The Second Amendment extends the agreement by two years, adds termination fees if the commitments are reduced before September 18, 1998, increases to $15 million the maximum available amounts in undrawn and unreimbursed letters of credit, reduces the commitment fee on letters of credit to 1.50%, eliminates the inventory turnover ratio and minimum net worth covenants, adjusts the remaining financial covenants and permits the Company to redeem notes issued under its indenture.

MANAGEMENT CHANGES

    In July 1996, Arlene H. Stern joined the Company as President and Chief Operating Officer. In September 1996, Joseph Giudice, Hope Grey and Vicki Boudreaux joined the Company as Senior Vice President, Merchandise Planning and Operations, Vice President, Technical Product Management and Vice President, Planning and Allocation, respectively. Also in September 1996, L. Douglas Gantos stepped down as Chief Executive Officer and Arlene H. Stern assumed that role. In October 1996, Jane Pahls resigned as Vice President, General Merchandise Manager for Dresses and Accessories. Dennis Horstman was hired as Senior Vice President, Merchandising and Marketing in December 1996. In January 1997, J.E. Bunka, resigned as Senior Vice President, Finance, Chief Financial Officer and Treasurer. In March 1997, David Rodgers was appointed Vice President, Management Information Systems. In April 1997, Tony Barnett resigned as Vice President of Store Operations, Gordon Tendler resigned as Vice President, General Merchandise Manager for Sportswear, Coats and Suits and Neal Gottfried joined the Company as Senior Vice President, Store Operations and Visual Merchandising.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company's business consists of a single industry segment.

                               MARKETING STRATEGY

    The Company's marketing strategy emphasizes quality merchandise, with assortments from which women can build entire wardrobes, personal attention and customer service. It is targeted to satisfying the apparel needs of active, educated, career-oriented, fashion-conscious women, primarily from 30 to late 50 years of age. This strategy is implemented by (i) offering a full range of current, fashionable quality merchandise at moderate to upper moderate price levels; (ii) training sales associates in the skills needed to provide a high level of personal attention and customer service; and (iii) locating its stores primarily in or near more affluent neighborhoods in regional malls which contain at least one traditional upscale department store frequented by its target customers.

    Management's research indicates that the typical Gantos customer is a career woman, residing in a two-income, upper-middle to higher income household, who has attended college, has sophisticated fashion taste and has high expectations regarding quality, value, and service.

                                  MERCHANDISE

    The Company's stores offer a full range of current, quality, fashionable merchandise at moderate to upper moderate prices. Each store carries an edited selection of both private label and name brand sportswear (both coordinated groupings and separate tops and bottoms), career dresses and suits, social occasion dresses, accessories, outerwear, swimwear and, in selected stores, shoes. The Company attempts to stock all stores with the same basic merchandise content; however, certain merchandise is varied among stores depending on individual store or customer attributes.

    During the last quarter of 1996, the Company began the process of redirecting merchandising and marketing strategies to enhance the position of Gantos as a fashion brand. The Company plans to achieve this through:

    - Emphasis on product design and development to reinforce Gantos as a fashion brand by offering unique product.

    - Focus on consistent quality and fit through the addition of a technical product management team.

    - Development of direct sourcing capabilities to reduce costs and improve quality.

    - Improved quality and increased frequency of communications with the customer through both charge statement inserts and direct mail catalogs.

    Each of the Company's stores is designed to be a well-organized and complete shopping source for its target customers, providing merchandise to outfit them in casual, work and evening wear, including accessories.

    The following table shows the approximate percentage of net sales for major merchandise classifications (other than shoes) for the past three years:

                                                                                    YEARS ENDED
                                                                       -------------------------------------
PRODUCT CLASS                                                             1996         1995         1994
---------------------------------------------------------------------     -----        -----        -----
Sportswear...........................................................          39%          38%          40%
Dresses..............................................................          34           34           33
Accessories..........................................................          15           15           14
Outerwear and Suits..................................................           9           10           10
Swimwear.............................................................           3            3            3
                                                                              ---          ---          ---
                                                                              100%         100%         100%
                                                                              ---          ---          ---
                                                                              ---          ---          ---

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

                        SALES TERMS AND CONSUMER CREDIT

    The Company accepts cash, checks, third party credit cards and the Gantos credit card. Management believes that offering the Gantos credit card helps convey Gantos' image as an upscale specialty retailer, enhances customer loyalty and provides a large customer list available for targeted advertising promotions on a monthly basis. In 1996, approximately 37% of the Company's sales were made for cash, 32% by third party credit cards and 31% by the Gantos credit card. During 1996, the Company offered its customers a 10% discount on purchases if the customer opened a Gantos charge account as a means of encouraging usage of the Gantos credit card.

    A Gantos credit card is offered to customers who qualify for credit based on the Company's established credit criteria. The minimum monthly payment is the greater of $15 or 10% of the unpaid balance of its credit accounts. The Company imposes finance charges at annual rates varying from 18% to 21%, depending upon state laws. In April 1997, the Company increased the late fee charge to a maximum of $10 per month. The allowance for doubtful accounts was 2.9% of customer receivables at 1996 year-end compared with 2.5% at 1995 year-end and 2.4% at 1994 year-end. The Company's credit card program may be affected by changes in federal and state consumer credit laws.

    Gantos has a liberal return policy, offering merchandise exchanges or refunds for cash or credit on returned merchandise at its stores within 90 days from purchase.

                           ADVERTISING AND PROMOTION

    Gantos relies largely on mall traffic to generate customer traffic. In addition, the Company utilizes direct mail advertising. Advertising, primarily by direct mail, informs customers about fashion trends and emphasizes Gantos' fashion image. Direct mail advertising varies in size and format, from postcards and catalogs to inserts and coupons mailed to Gantos credit card customers with their monthly statements.

    Gross advertising expenditures in 1996 and 1995 approximated 0.9% and 0.8% of net sales, respectively. A significant part of advertising costs are paid by vendor contributions. Such vendor contributions are subject to change or cancellation at each vendor's sole discretion from year to year.

                                     STORES

    The Company's stores are primarily located in enclosed regional malls which contain at least one traditional upscale department store frequented by the Company's target customers. A few stores are located in major urban office-shopping centers which are typically located near at least one such department store. Store interiors are designed to convey a warm feeling. Merchandise is attractively arranged by department classifications, rather than vendor, and is displayed in coordinated groups on fixtures designed to allow the customer easy access to purchase complete outfits. The merchandise set and visual display are centrally administered by Gantos management.

    Gantos operates four clearance stores (Bargain Boutiques) which are located in Illinois (Countryside) and Michigan (one each in Grand Rapids, Kalamazoo and Livonia). The clearance stores feature marked-down merchandise, which either comes from Gantos stores or is purchased directly for the boutiques.

    The following table sets forth information concerning sales per store and per square foot (sales include shoe sales and exclude license fees from shoe departments) for stores open in the last three years:

                                                                                YEAR
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
Average sales per store (in thousands):
  All stores(1)..................................................  $   1,672  $   1,752  $   1,764
  Stores open at least two years at end of year(2)...............  $   1,696  $   1,772  $   1,788

Average sales per square foot of selling space:
  All stores(1)..................................................  $     237  $     248  $     248
  Stores open at least two years at end of year(2)...............  $     237  $     248  $     250

------------------------

(1) The number of stores and the selling space are adjusted to reflect the number of months during the period that new stores and stores which closed were open. These amounts are not adjusted to reflect the seasonal nature of the Company's sales or the resulting impact of opening stores in different periods during the year. See "Business--Seasonality". Sales include shoe sales and do not include shoe license fees.

(2) The sales numbers are restated in prior years to reflect the number of stores open at the end of fiscal 1996.

    Store hours are generally determined by the mall in which the store is located. Most stores are open seven days and six nights a week, except major holidays.

                   LEASED DEPARTMENTS AND CATALOG OPERATIONS

    At 29 midwestern stores, a portion of the selling space is licensed to an unaffiliated party which operates a shoe department. Fees received by Gantos from the shoe department licensee (included in net sales) were approximately $874,000 in 1996, $789,000 in 1995 and $761,000 in 1994.

                         NUMBER OF STORES AND LOCATION

    The following table sets forth information with respect to store openings and closures since fiscal 1984:

                                                                         NUMBER OF STORES
                                                     --------------------------------------------------------
                                                        OPEN AT
                                                     BEGINNING OF    OPENED DURING     CLOSED     OPEN AT END
YEAR ENDED                                               YEAR            YEAR        DURING YEAR    OF YEAR
---------------------------------------------------  -------------  ---------------  -----------  -----------
February 2, 1985...................................           39               4              1           42
February 1, 1986...................................           42              10              2           50
January 31, 1987...................................           50              15              0           65
January 30, 1988...................................           65              20              1           84
January 28, 1989...................................           84              25              1          108
February 3, 1990...................................          108              32              1          139
February 2, 1991...................................          139              31              6          164
February 1, 1992...................................          164               0              6          158
January 30, 1993...................................          158               1              0          159
January 29, 1994...................................          159               2             43          118
January 28, 1995...................................          118               1              5          114
February 3, 1996...................................          114               1              2          113
February 1, 1997...................................          113               1              0          114

    In 1996, the Company opened one new store in Pennsylvania. The Company has already opened one new store in 1997 which is located in New Jersey. The Company plans to open up to four additional new stores in 1997.

    The following table shows the geographic distribution of the Company's stores by state for the 115 stores open as of April 25, 1997.

California.....................          4  New Hampshire..................          2
Colorado.......................          4  New Jersey.....................          5
Connecticut....................          2  New York.......................          6
Illinois.......................         11  North Carolina.................          2
Indiana........................          5  Ohio...........................         11
Kansas.........................          1  Oregon.........................          1
Kentucky.......................          2  Pennsylvania...................         10
Maryland.......................          5  Rhode Island...................          1
Massachusetts..................          3  Tennessee......................          4
Michigan.......................         20  Virginia.......................          4
Minnesota......................          3  Wisconsin......................          5
Missouri.......................          4

    Capital expenditures for 1996 were incurred primarily to remodel and refixture 13 existing stores and to open one new store. The Company expects that approximately $6 million will be required for capital expenditures in 1997, principally for remodeling and refixturing one to five existing stores, for opening one to five new stores, and for various computer enhancements. The Company also plans to relocate the corporate office and distribution center.

                     DISTRIBUTION, SUPPLIERS AND PURCHASING

    The majority of the merchandise purchased by the Company from vendors is delivered by the vendors to the Company's East coast or West coast "consolidator". Each consolidator stages the merchandise it receives for shipment and arranges for delivery to the Company's distribution center in Grand Rapids, Michigan. Merchandise not shipped through a consolidator is delivered directly to the distribution center. Merchandise is then inspected, allocated and shipped to the Company's various stores. The Company generally does not warehouse merchandise, but distributes it promptly to stores. The Company does warehouse damaged items awaiting return to vendors and a portion of selected merchandise for later allocation to stores in which such items are selling more rapidly than in other stores. Shipments are made to the stores via common carrier.

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

                        INFORMATION AND CONTROL SYSTEMS

    The Company's integrated computer information system, which has been installed and operational since May 1995, provides the Company with financial, merchandise, inventory, personnel, credit, analytical and other information concerning its business. This system includes several point-of-sale registers in each store, which are connected on-line with the Company's corporate computers via satellite. This network, which allows for in-house processing of most of the Company's data processing needs, is used to communicate with the stores and capture all sales transactions, Gantos credit card authorizations, data collections by corporate computers and third party bankcard authorizations.

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

    The system maintains over 1,000,000 customer charge accounts (approximately 350,000 of which are active) and generates monthly customer statements and financial reporting. The system also provides information to help management schedule, compensate and evaluate employees.

    The Company maintains a comprehensive system of internal controls, one of which is the taking of a complete physical inventory at least two times per year to determine actual cost of merchandise sold. Inventory shrinkage, at cost, as a percentage of net sales was 1.5% in 1996, 1995 and 1994.

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

                                   EMPLOYEES

    As of February 1, 1997, the Company had 2,259 employees. This total consists of 742 full-time employees and 1,517 part-time employees. The full-time employees consist of 424 salaried employees and 318 hourly employees. Of the full-time, hourly employees, 170 were salespersons who receive incentives in addition to their hourly wages. Gantos employs additional part-time personnel as needed throughout the year.

    Management believes that its employees are paid competitively compared to industry standards. All employees receive discounts on Gantos merchandise, and most full-time employees are entitled to life insurance, medical, dental and disability coverage and are eligible to participate in a 401(k) plan and an Employee Stock Purchase Plan. All Gantos employees are non-union. The Company considers its relationship with its employees to be good.

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

                                  SEASONALITY

    The Company's business is seasonal, with its highest and second highest sales volumes and net income levels historically being in the Christmas and spring seasons, respectively. The following tables set forth the Company's net sales and net income (loss) per fiscal quarter for 1996 and 1995, on an unaudited basis and including the results of store closings and new store openings:

                                                                    NET SALES
                                                    ------------------------------------------
                                                      FIRST     SECOND      THIRD     FOURTH
YEARS ENDED                                          QUARTER    QUARTER    QUARTER    QUARTER
--------------------------------------------------  ---------  ---------  ---------  ---------
                                                                  (IN THOUSANDS)
February 1, 1997..................................  $  50,365  $  41,809  $  41,716  $  50,476
February 3, 1996..................................     49,086     45,579     42,068     56,057(1)

                                                                NET INCOME (LOSS)
                                                    ------------------------------------------
                                                      FIRST     SECOND      THIRD     FOURTH
YEARS ENDED                                          QUARTER    QUARTER    QUARTER    QUARTER
--------------------------------------------------  ---------  ---------  ---------  ---------
                                                                  (IN THOUSANDS)
February 1, 1997..................................     $2,548    $(1,592)     $(275)    $1,656
February 3, 1996..................................        745       (295)       127      3,142(2)

------------------------

(1) Net sales for the fourth quarter of 1995 include 14 weeks compared to 13 weeks in 1996.

(2) Net income in the fourth quarter of 1995 includes a credit to the provision for facilities closing and other of $944, a charge to SG&A of $687 as a result of the adoption of SFAS No. 121 and a credit to SG&A of $592 as a result of settling the remaining liabilities subject to compromise for less than had been accrued at January 28, 1995.

    Because of the importance of the Christmas season, sales and operating results for any quarter are not necessarily indicative of results for the year. The Company's working capital and cash demands are seasonal, increasing in the fall when inventories are being increased for the Thanksgiving/Christmas seasons.

ITEM 2.  PROPERTIES

    The Company's stores are located primarily in the West, Midwest and Northeast portions of the United States. Gantos' regular priced merchandise stores range in size from 5,000 to 13,000 square feet, with most stores within the chain ranging from 5,000 to 11,000 square feet. Boutiques range in size from 10,000 to 18,000 square feet. The average size of the Company's stores is approximately 7,800 square feet, with approximately 91% of this area representing selling space.

    The Company leases all of its stores. Most store leases contain fixed rental provisions and generally leases contain rental payment provisions based on a percentage of sales. Most leases also require payment of insurance, real estate taxes and other charges (such as advertising, maintenance and merchants' association charges) which are subject to escalation clauses. During 1996, total store rent under these leases was approximately $16 million, of which $80,000 was percentage rent. The Company owns substantially all of the equipment in its stores.

    The following table shows the years in which leases on stores in operation at April 25, 1997 expire:

                                                                                       NUMBER OF
                                                                                        LEASES
FISCAL YEARS                                                                           EXPIRING
-----------------------------------------------------------------------------------  -------------
1997-1998..........................................................................            3
1999-2000..........................................................................           28(1)(2)
2001-2002..........................................................................           51
2003-2004..........................................................................           25(1)
2005-2006..........................................................................            3
2007-2008..........................................................................            3
2009-2010..........................................................................            2
  Total............................................................................          115

------------------------

(1) One of these leases contains an option to renew for five years.

(2) One of these leases contains an option to renew for nine years.

    The Company leases approximately 50,000 square feet of a 150,000 square foot office center and approximately 126,000 square feet of an adjacent 154,000 square foot distribution center in Grand Rapids, Michigan from VRB Corp., an affiliate of Comerica Bank. The lease expires on July 31, 1997.

    Beginning May 12, 1997, the Corporation plans to relocate the merchandising portion of its corporate offices to a 23,000 square foot facility located in Stamford, Connecticut.

    Subsequently, the Company also intends to relocate its distribution center and remaining corporate departments, including financial and support functions, beginning July 5, 1997 to a new location in Grand Rapids, Michigan with 20,000 square feet of office space and 100,000 square feet of distribution space. The Company believes that combined, the new facilities better serve its needs and also allow it to further expand to accommodate planned future business volume.

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

    The table below sets forth the high and low closing sale prices for the Company's common shares as reported by Nasdaq for 1996 and 1995, as adjusted to give effect to the issuance of one new common share for every two common shares outstanding before March 31, 1995, pursuant to the Company's Plan of Reorganization.

                                                                              CLOSING SALE PRICE
                                                                             --------------------
PERIOD                                                                         HIGH        LOW
---------------------------------------------------------------------------  ---------     ---
1996
1st Quarter................................................................  3 13/16    2
2nd Quarter................................................................  7 1/8      3 9/16
3rd Quarter................................................................  4 5/8      2 7/8
4th Quarter................................................................  3 15/16    2 1/16

1995
1st Quarter................................................................  4 1/8      2 5/8
2nd Quarter................................................................  4 1/16     2 1/8
3rd Quarter................................................................  3 1/8      1 5/8
4th Quarter................................................................  2 13/16    1 3/4

    The number of shareholders of record of the Company's common shares as of April 25, 1997 was 740.

    The Company has never paid cash dividends on its common shares. The Company expects that for the foreseeable future it will follow a policy of retaining earnings to finance the development of its business, including for working capital and to fund capital expenditures. For a description of financial covenants in the Company's loan agreement that may restrict dividend payments, see Note 6 of "Notes to Financial Statements".

ITEM 6.  SELECTED FINANCIAL DATA

                   5-YEAR SUMMARY AND SELECTED FINANCIAL DATA

                                                             1996       1995*     1994**      1993       1992
                                                           ---------  ---------  ---------  ---------  ---------
                                                                    (THOUSANDS, EXCEPT PER SHARE DATA)

OPERATING RESULTS
Net sales................................................  $ 184,366  $ 192,790  $ 197,288  $ 229,422  $ 265,918
Cost of sales............................................   (147,022)  (151,912)  (160,434)  (205,899)  (211,643)
Selling, general and administrative expense..............    (37,407)   (40,018)   (40,114)   (47,004)   (52,440)
Finance charge and other revenue.........................      4,732      4,472      5,020      6,660      7,954
(Provision) credit for facilities closings and other.....     --            944      1,085    (29,254)       419
  Operating income (loss)................................      4,669      6,276      2,845    (46,075)    10,208
Interest expense.........................................     (2,332)    (2,278)      (122)    (1,785)    (2,900)
Reorganization items.....................................     --           (279)    (1,764)      (831)    --
Income (loss) before income taxes extraordinary item and
  cumulative effect of change in accounting method.......      2,337      3,719        959    (48,691)     7,308
Net income (loss) before extraordinary item and
  cumulative effect of change in accounting method.......      2,337      3,719        959    (44,241)     4,912
Extraordinary item.......................................     --         --          1,628     --         --
Net income (loss) before cumulative effect of change in
  accounting method......................................      2,337      3,719      2,587    (44,241)     4,912
Net income (loss)........................................  $   2,337  $   3,719  $   2,587  $ (43,064) $   4,912

PER SHARE DATA***
Net income (loss) per share before extraordinary item and
  cumulative effect of change in accounting method.......  $    0.31  $    0.55  $    0.36  $  (16.58) $    1.80
Extraordinary item.......................................     --         --           0.61     --         --
Net income (loss) per share..............................  $    0.31  $    0.55  $    0.97  $  (16.14) $    1.80

BALANCE SHEET DATA
Total assets.............................................  $  65,858  $  68,410  $  95,983  $ 125,611  $ 113,575
Working capital..........................................  $  29,240  $  23,626  $  53,780  $  82,706  $  44,802
Long-term obligations....................................  $  11,940  $  12,395  $  66,981  $ 104,715  $  33,989
Shareholders' equity.....................................  $  31,295  $  28,763  $   5,181  $   2,594  $  45,641

FINANCIAL RATIOS AND OTHER DATA
Current ratio............................................        2.3        1.9        3.3        5.5        2.4
Return (loss) on average assets..........................        3.5%       4.5%       2.3%     (36.0)%       4.1%
Return (loss) on average shareholders' equity............        7.8%      21.9%      66.5%    (178.6)%      11.5%
Book value per share at year end.........................  $    4.14  $    3.80  $    1.94  $    0.98  $   17.08
Number of stores at year end.............................        114        113        114        118        159
Weighted Shares Outstanding***...........................      7,574      6,759      2,665      2,669      2,715

------------------------------

*   Data for 1995 include the results of operations for 53 weeks.

** The Company closed 46 stores between the fourth quarter of 1993 and the second quarter of 1994, and emerged from its chapter 11 bankruptcy proceedings (filed on November 12, 1993) on March 31, 1995.

*** As part of the Company's Plan of Reorganization, each shareholder of record on March 31, 1995 was entitled to receive one common share for every two common shares previously held. All stock-related data in the table above reflect this stock distribution for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

    As an aid to understanding the Company's operating results, the following tables indicate the percentage relationships to net sales of various revenue and expense items included in the Statements of Income for 1996, 1995 and 1994 (fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively) and the percentage changes in the dollar amounts of those items for such years.

                                                                                                 PERCENT CHANGE IN DOLLAR
                                                                                                         AMOUNTS
                                                               AS A PERCENT OF NET SALES        --------------------------
                                                         -------------------------------------     1995-         1994-
                                                            1996         1995         1994          1996          1995
                                                         -----------  -----------  -----------  ------------  ------------
Net Sales..............................................      100.0%       100.0%       100.0%          (4)%          (2)%
Cost of sales (including buying, distribution and
  occupancy costs).....................................      (79.7)       (78.8)       (81.3)          (3)           (5)
  Gross income.........................................       20.3         21.2         18.7           (9)           11
Selling, general and administrative expense............      (20.3)       (20.7)       (20.3)          (7)         --
Finance charge and other revenue.......................        2.6          2.3          2.5            6           (11)
Credit for facilities closings and other...............      --             0.5          0.5         (100)          (13)
  Operating income.....................................        2.6          3.3          1.4          (26)          121
Interest expense.......................................      (1.3)        (1.2)        --               2         1,767
Income before reorganization items, income taxes and
  extraordinary item...................................        1.3          2.1          1.4          (42)           47
Reorganization items:
  Professional fees....................................      --           (0.3)        (1.7)         (100)          (84)
  Interest earned on accumulating cash from Chapter 11
    proceedings........................................      --             0.1          0.8         (100)          (84)
                                                             --           (0.2)        (0.9)         (100)          (84)
Income before income taxes and extraordinary item......        1.3          1.9          0.5          (37)          288
Income Taxes...........................................      --           --           --            --            --
Income before extraordinary item.......................        1.3          1.9          0.5          (37)          288
Extraordinary Item.....................................      --           --             0.8         --            (100)
Net income.............................................        1.3%         1.9%         1.3%         (37)%          44%

                             1996 COMPARED TO 1995

    Net sales decreased approximately 4%, or approximately $8.4 million, from 1995 to 1996. The decrease was due primarily to a decrease in net sales for stores in operation throughout both periods of approximately $6.3 million and a decrease of approximately $2.6 million resulting from an additional week of sales reported in fiscal 1995 as a result of the fifty-three week retail calendar, partially offset by a net increase of $0.5 million due to one new store opened in both 1995 and 1996 and two store closings in 1995. The 3.6% decrease in comparable store sales (excluding the 53rd week of 1995) was comprised of a 4.3% decrease in average sales dollars per unit due primarily to a change in the mix of merchandise sold partially offset by a 0.7% increase in unit sales. The Company plans to open one to five new stores in 1997. Management expects the negative comparable store sales trends to continue into the first quarter of 1997.

    Cost of sales decreased approximately $4.9 million from 1995 to 1996. The decrease is due primarily to reduced sales. As a percent of net sales, cost of sales increased to 79.7% in 1996 from 78.8% in 1995. The increase was primarily due to higher net markdowns taken and increased shrinkage expense, partially offset by an increase in vendor allowances received, higher markups and lower net merchandise costs incurred in 1996 compared to 1995.

    Selling, general and administrative (SG&A) expense decreased approximately $2.6 million from 1995 to 1996. The decrease was primarily due to a decrease in payroll as a result of fewer bonuses paid out in 1996 compared to 1995, reductions in store payroll due to improved controls at the store level, decreases in special services and supplies as a result of the elimination of computer outsourcing fees and increased general cost control measures and lower depreciation and insurance expense in 1996 compared to 1995. The decrease in SG&A was partially offset by an increased rent expense in 1996 compared to 1995 due to the expiration of certain rent restructure deals and increased bad debt expenses, due to the rise in personal bankruptcies in 1996 compared to 1995. The majority of these savings occurred as a result of plans implemented in the third quarter of 1995 and are not expected to continue to generate savings in 1997 compared to 1996. SG&A expense, as a percent of net sales, decreased from 20.7% to 20.3% in 1996 as a result of the decreases described above, partially offset by lower retail sales.

    Finance charge and other revenue, as a percent of sales, increased to 2.6% this year compared to 2.3% last year. The increase was primarily due to an increase in late charge fees from a policy that took effect in October 1995, partially offset by a decrease in average outstanding credit card receivables during 1996 compared to 1995. The decrease in receivable balances is primarily the result of faster payment by customers, a decrease in Gantos charge card sales as a percentage of net sales from 31.1% in 1995 to 30.7% in 1996 and a decrease in sales.

    Interest expense increased approximately $54,000 in 1996 compared to 1995. The increase is the result of borrowings accruing interest for twelve months in 1996 compared to only ten months in 1995, partially offset by lower average amounts outstanding during 1996.

    The effective income tax rate varies from the statutory rate of 35% due to the effect of the graduated tax rate and the reversal of valuation allowances during the year.

    These factors resulted in net income of $2.3 million, or $0.31 per share, in 1996 compared to net income of $3.7 million, or $0.55 per share, in 1995. The net income for 1995 includes a credit of $0.9 million to Facilities Closing and Other, and a charge of approximately $0.7 million as a result of the early adoption of SFAS no. 121. As part of the Company's Plan of Reorganization, each shareholder of record on March 31, 1995 was entitled to receive one common share for every two common shares previously held. All stock-related data above reflect this stock distribution for all periods presented.

                             1995 COMPARED TO 1994

    Net sales decreased approximately 2%, or approximately $4.5 million, from 1994 to 1995. The decrease was due primarily to a decrease in net sales for stores in operation throughout both periods of approximately $4.6 million, partially offset by an increase of $2.6 million resulting from an additional week of sales experienced during 1995 as a result of the fifty-three week retail calendar. Net sales also decreased approximately $3.2 million as a result of closing two stores during 1995 and five stores during 1994, partially offset by approximately $0.7 million in additional sales as a result of one new store opening during 1995 and one new store opening during the fourth quarter of 1994. The 2.4% decrease in comparable store sales (excluding the 53rd week of 1995) was comprised of a 5.4% decrease in average sales dollars per unit, a 0.1% decrease due to a change in merchandise mix, and a 3.1% increase in unit sales. The increase in unit sales and decrease in average sales dollars was primarily the result of the Company's increased unit sales in moderate price classifications, partially offset by lower markdown expenses as a percentage of sales.

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

    Finance charge and other revenue, as a percent of sales, decreased to 2.3% in 1995 compared to 2.5% in 1994. Finance charge income decreased due to a decrease in average outstanding credit card receivables during 1995 compared to 1994, partially offset by increased late charge fees in 1995. The decrease in the receivable balances was primarily the result of faster payment by customers and lower credit card sales.

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

    Interest expense increased approximately $2.2 million in 1995 compared to 1994. The increase is the result of the Company's emergence from Chapter 11 effective March 31, 1995. As part of the Plan of Reorganization, the Company entered into a new revolving credit agreement with Fleet Bank (formerly NatWest
Bank) and issued $12.4 million in notes under an indenture agreement. For a description of the Fleet Facility and of the notes issued under the indenture, see Note 6 of "Notes to Financial Statements" in this Report, which description is incorporated in this Item 7 by reference. Both the revolving credit agreement and notes accrued interest for ten months during 1995. In the prior year, during the Chapter 11 proceedings, the Company was not required to pay interest on its unsecured or undersecured pre-petition debts.

    Interest income and professional fees, shown separately under "Reorganization Items" in the Statements of Income, decreased in 1995 compared to 1994 as a result of the Company's emergence from Chapter 11 during the year and payments made to creditors under the plan.

    The effective income tax rate varies from the statutory rate of 35% due to the effect of the graduated tax rate and the reversal of valuation allowances during the year.

    These factors resulted in net income of $3.7 million, or $0.55 per share, in 1995 compared to net income of $2.6 million, or $0.97 per share, in 1994. The net income for 1995 includes a credit of $0.9 million to Facilities Closing and Other, and a charge of approximately $0.7 million as a result of the early adoption of SFAS no. 121. The net income for 1994 includes a net credit of $1.1 million to Facilities Closing and Other and an extraordinary item-gain on extinguishment of debt in the amount of $1.6 million.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, support its accounts receivable and fund its capital expenditure and debt payment obligations, costs related to relocating the corporate facilities and operations for existing and new stores. Merchandise purchases vary on a seasonal basis, peaking in the fall. Accounts receivable also vary on a seasonal basis, peaking during the holiday season.

    Total capital expenditures during 1996, 1995 and 1994 were $2.7, $6.1 and $3.9 million, respectively. Capital expenditures for 1996 were incurred primarily to open one new store and remodel and refixture 13 existing stores. Capital expenditures for 1997 are estimated to be $6.0 million. These amounts are expected to be used primarily to remodel and refixture approximately one to five existing stores, build out the new Grand Rapids facilities, open one to five new stores in 1997 and make various computer enhancements. The actual amount of the Company's capital expenditures will depend in part on the number of stores opened and remodeled, and on the amount of construction allowances the Company receives from the landlords of the new facilities. Capital expenditures for 1997 are expected to be financed primarily from funds generated from operations.

    Net cash provided by operating activities before reorganization items totaled $5.6 million in 1996 compared to $14.4 million in 1995. The decrease is the result of lower net income (net of non-cash items), a smaller decrease in accounts receivable, decreases in accounts payable and accrued expenses in 1996 compared to increases in 1995, partially offset by a decrease in merchandise inventories in 1996 compared to an increase in 1995 and less cash used for facilities closings and other in 1996. For 1996, the decrease in merchandise inventories was due to the Company's tighter control of inventory levels, and the decreases in accounts payable and accrued expenses were due to inventory levels and the timing of payments, respectively.

    Net cash used by reorganization items during 1995 was approximately $33.1 million. In addition to the reorganization items discussed in "Results of Operations", the Company used approximately $31.6 million of cash to pay the remaining liabilities subject to compromise, including secured, unsecured and administrative claims, and approximately $1.4 million in cash to pay accrued bankruptcy expenses. Pursuant to the Company's Plan of Reorganization, during 1995, the Company used $31,868,000 of its cash, issued approximately $12,395,000 in original principal amount of six-year notes payable, bearing interest at 12.75% a year, and issued or committed to issue approximately 4,735,000 Common Shares (valued for this purpose at $4.16 a share), in payment of approximately $58,255,000 of its liabilities subject to compromise, $5,192,000 in long-term debt and $514,000 of accrued expenses, including the settlement costs of the purported class action lawsuit.

    Net cash used by financing activities in 1996 was approximately $502,000 compared to net cash used of approximately $736,000 in 1995. The cash used in 1996 is primarily an excess cash flow payment on 12.75% subordinated debt (see note 6 of the financial statements, which is incorporated in this Item 7 by reference, for a description of the terms of such notes). The Company expects to make payments on the notes of approximately $4.0 million in 1997. The use of cash in 1995 is primarily the payment of the loan fees.

    As part of the Company's Plan of Reorganization, the Company entered into a borrowing agreement with Fleet Bank N.A. (formerly NatWest Bank N.A.) and LaSalle National Bank expiring March 31, 2000 (the "Fleet Facility"). The Fleet Facility provides the Company revolving credit loans and letters of credit up to $40 million, subject to a borrowing base formula and lender reserves (as defined in the agreement). Undrawn and unreimbursed letters of credit under the facility may not exceed $15 million in face amount. The Fleet Facility is expected to be used to provide for the Company's working capital requirements.

    The Company has entered into two amendments to the Fleet Facility. For a description of the amendments, see Recent Developments in Item 1 of this Report, which information is incorporated in this Item 7 by reference. For a description of the terms of the Fleet Facility and the covenants under that facility, see note 6 of the financial statements, which is incorporated in this Item 7 by reference. As of April 25, 1997, the Company had no borrowings and $757,000 in letters of credit outstanding under the facility, and approximately $30.2 million was available for borrowing under the facility. During 1996, the weighted average interest rate under this facility was 9.5%.

    The Company expects its cash on hand, cash flow from operations and borrowings under the Fleet Facility to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during 1997.

                                   INFLATION

    The Company does not believe that inflation has had a material effect on the results of operations during the past three years.

    Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's cash resources to meet future liquidity needs) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the continued support of the Company's trade creditors and factors, general trends in retail clothing apparel purchasing, especially during the Christmas season, and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and other information required by this Item are set forth in the "Index to Financial Statements" on page 24 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors of the Company will be set forth under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS" and under the caption "ELECTION OF DIRECTORS" in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Shareholders scheduled to be held June 19, 1997, and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Shareholders scheduled to be held June 19, 1997, and is incorporated herein by reference.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information as of April 25, 1997, regarding the Company's executive officers:

                                                                                                               EXECUTIVE
                NAME                         AGE                 POSITIONS WITH THE COMPANY                  OFFICER SINCE
------------------------------------  -----------  -------------------------------------------------------  ---------------
Arlene H. Stern.....................          46   President, Chief Executive Officer and a Director                1996
Joseph Giudice......................          47   Senior Vice President, Merchandise Planning and                  1996
                                                   Operations
Dennis Horstman.....................          51   Senior Vice President, Merchandising and Marketing               1996
Neal Gottfried......................          54   Senior Vice President, Store Operations and Visual               1997
                                                   Merchandising
Kenneth Green.......................          43   Vice President, General Counsel and Secretary                    1993
Vicki Boudreaux.....................          40   Vice President, Planning & Allocation                            1996
Hope Grey...........................          40   Vice President, Technical Product Management                     1996
David Rodgers.......................          35   Vice President, Management Information Systems                   1997

    Arlene H. Stern has been the Company's President and Chief Executive Officer since September 8, 1996. From July 8, 1996 to September 8, 1996, Ms. Stern was the President and Chief Operating Officer for the Company. Ms. Stern served as Executive Vice President and Chief Operating Officer of Women's Specialty Retailing Group, Inc., a retail apparel specialty store chain and a division of U.S. Shoe Corporation, from July 1993 to August 1995. From February 1985 to July 1993, Ms. Stern was the Executive Vice President for Human Resources and Distribution with P.A. Bergner & Company, a department store chain. Pursuant to a letter agreement, dated July 8, 1996, Ms. Stern is to be employed as the Company's President and Chief Executive Officer until July 7, 1999, unless her employment is terminated earlier pursuant to the letter agreement.

    Joseph Giudice has been the Company's Senior Vice President, Merchandise Planning and Operations since September 16, 1996. From January 1994 to September 1996, Mr. Giudice was Executive Vice President of Operations/Management Information Systems for Casual Corner Group, Inc., a retail apparel specialty store chain. Prior to that position, Mr. Giudice was Vice President of Operations of Foley's Department Store, a division of the May Company, from March 1990 to January 1994. Pursuant to a letter agreement, dated September 25, 1996, Mr. Giudice is to be employed at will as the Company's Senior Vice President, Merchandise Planning and Operations.

    Dennis Horstman has been the Company's Senior Vice President, Merchandising and Marketing since December 2, 1996. Prior to joining Gantos, Mr. Horstman was Senior Vice President/General Merchandise Manager for Petrie Retail, Inc., a retail apparel specialty store chain, from July 1995 to December 1996. Petrie Retail, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on October 13, 1995. Mr. Horstman was an executive officer of Petrie Retail, Inc. at the time of the filing. Prior to Petrie, Mr. Horstman was President of the Petite Sophisticate Division of Women's Specialty Group, a retail apparel specialty store chain and a division of U.S. Shoe Corporation, from November 1994 to July 1995. From May 1994 to November 1994, Mr. Horstman was General Merchandise Manager for the Capezio Sportswear Division of Women's Specialty Group. From 1991 to 1994, Mr. Horstman was Vice President/General Merchandise Manager for the Wilsons Leather Division of Mellville Corporation, a retail apparel specialty store. Pursuant to a letter agreement, dated November 11, 1996, Mr. Horstman is to be employed at will as the Company's Senior Vice President, Merchandising and Marketing.

    Neal Gottfried has been the Company's Senior Vice President, Store Operations and Visual Merchandising since April 14, 1997. From January 1994 until April 1997, Mr. Gottfried was the Vice President of Operations for the Southern Zone of Casual Corner Group, Inc., a retail apparel specialty store chain and a division of U.S. Shoe Corporation. From September 1992 until January 1994, Mr. Gottfried was the Executive Vice President for Caren Charles, a retail apparel specialty store chain and a division of U.S. Shoe Corporation. From May 1987 until September 1992, Mr. Gottfried was the Executive Vice President for Casual Corner Group, Inc., a retail apparel specialty store chain and a division of U.S. Shoe Corporation. Pursuant to a letter agreement, dated April 23, 1997, Mr. Gottfried is to be employed at will as the Company's Senior Vice President, Store Operations and Visual Merchandising.

    Kenneth Green has been the Company's Vice President, General Counsel and Secretary since December 1993. From July 1992 to December 1993, Mr. Green served as Director of Legal Services and Secretary for the Company. From November 1989 until July 1992, Mr. Green was Director of Legal Services for the Company.

    Vicki Boudreaux has been the Company's Vice President, Planning and Allocation since September 16, 1996. From April 1996 to September 1996, Ms. Boudreaux was Vice President--Organizational Management at Casual Corner Group, Inc., a retail apparel specialty store chain and a division of U.S. Shoe Corporation, and from April 1995 to April 1996, was Vice President--Quick Response at Casual Corner Group, Inc. From December 1991 to April 1995, Ms. Boudreaux was the Director and subsequently Senior Director--Quick Response for Casual Corner Group, Inc. Pursuant to a letter agreement, dated September 3, 1996, Ms. Boudreaux is to be employed at will as the Company's Vice President, Planning and Allocation.

    Hope Grey has been the Company's Vice President, Technical Product Management since September 30, 1996. Prior to joining Gantos, Ms. Grey was Vice President--Quality Assurance for Casual Corner Group, Inc., a retail apparel specialty store chain and a division of U.S. Shoe Corporation, from November 1990 to May 1996. Pursuant to a letter agreement, dated September 25, 1996, Ms. Grey is to be employed at will as the Company's Vice President, Technical Product Management.

    David Rodgers has been the Vice President, Management Information Systems since March 18, 1997. From June 1991 to March 1997, Mr. Rodgers was the Director of Management Information Systems for the Company.

    Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding executive compensation will be set forth under the caption "EXECUTIVE COMPENSATION" in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Shareholders scheduled to be held June 19, 1997, and, except for the information under the caption "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" or "PERFORMANCE GRAPH", is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding the security ownership of certain beneficial owners and management will be set forth under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS" and "ELECTION OF DIRECTORS" in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Shareholders scheduled to be held June 19, 1997, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions will be set forth under the caption "CERTAIN TRANSACTIONS" or "EXECUTIVE COMPENSATION--COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Shareholders scheduled to be held June 19, 1997, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    14(A)(1)  FINANCIAL STATEMENTS

    The list of the report, financial statements and notes required by this Item 14(a)(1) is set forth in the "Index to Financial Statements" on page 24 of this Report.

    14(A)(2)  FINANCIAL STATEMENT SCHEDULES

    The Financial Statement Schedule required by this Item 14(a)(2) is set forth in the "Index to Financial Statements" on page 24 of this Report.

    14(A)(3)  EXHIBITS

    The list of exhibits required by this Item 14(a)(3) is set forth in the "Index to Exhibits" on pages 41 to 43 of this Report.

    14(B)  REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter ended February 1, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 1997

                                GANTOS, INC.
                                (Registrant)

                                By              /s/ ARLENE H. STERN
                                     -----------------------------------------
                                                  Arlene H. Stern
                                Its:   PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President and Chief
     /s/ ARLENE H. STERN          Executive Officer
------------------------------    (Principal Executive &      April 25, 1997
       Arlene H. Stern            Principal Financial
                                  Officer)

     /s/ JEFFREY C. TUORI
------------------------------  Controller (Principal         April 25, 1997
       Jeffrey C. Tuori           Accounting Officer)

    /s/ L. DOUGLAS GANTOS
------------------------------  Chairperson of the Board      April 25, 1997
      L. Douglas Gantos

  /s/ ELIZABETH M. EVEILLARD
------------------------------  Director                      April 25, 1997
    Elizabeth M. Eveillard

     /s/ FRED K. SCHOMER
------------------------------  Director                      April 25, 1997
       Fred K. Schomer

    /s/ HANNAH H. STRASSER
------------------------------  Director                      April 25, 1997
      Hannah H. Strasser

  /s/ MARY ELIZABETH BURTON
------------------------------  Director                      April 25, 1997
    Mary Elizabeth Burton

      /s/ ERWIN A. MARKS
------------------------------  Director                      April 25, 1997
        Erwin A. Marks

     /s/ S. AMANDA PUTNAM
------------------------------  Director                      April 25, 1997
       S. Amanda Putnam

                                  GANTOS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                            ---------
Report of Independent Accountants, Price Waterhouse LLP...................................................     25

Financial Statements
  Statements of Income for the three years ended February 1, 1997.........................................     26
  Balance Sheets as of February 1, 1997 and February 3, 1996..............................................     27
  Statements of Cash Flows for the three years ended February 1, 1997.....................................     28
  Statements of Changes in Shareholders' Equity for the three years ended February 1, 1997................     29
  Notes to Financial Statements...........................................................................    30-38

Quarterly Financial Information (unaudited)...............................................................     39

Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts............................................................     40

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Gantos, Inc.

    In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gantos, Inc. at February 1, 1997 and February 3, 1996, and the results of its operations and cash flows for each of the three years in the period ended February 1, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 5 to the Financial Statements, the Company changed its method of accounting for long-lived assets to conform with Statement of Financial Accounting Standards No. 121 in fiscal 1995.

                                          PRICE WATERHOUSE LLP

Battle Creek, Michigan
February 28, 1997,
except as to the last paragraph of
Note 6 which is as of March 18, 1997

                                  GANTOS, INC.
                              STATEMENTS OF INCOME

                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
                                                                              (THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................................................................  $   184,366  $   192,790  $   197,288
Cost of sales (including buying, distribution and occupancy costs).........     (147,022)    (151,912)    (160,434)
Gross income...............................................................       37,344       40,878       36,854
Selling, general and administrative expense................................      (37,407)     (40,018)     (40,114)
Finance charge and other revenue...........................................        4,732        4,472        5,020
Credit for facilities closings and other...................................      --               944        1,085
Operating income...........................................................        4,669        6,276        2,845
Interest expense (contractual interest of $2,585 and $3,707 for 1995 and
  1994)....................................................................       (2,332)      (2,278)        (122)
Income before reorganization items, income taxes and extraordinary item....        2,337        3,998        2,723
Reorganization items:
  Professional fees........................................................      --              (530)      (3,336)
  Interest earned on accumulating cash from Chapter 11 proceedings.........      --               251        1,572
                                                                                 --              (279)      (1,764)
Income before income taxes and extraordinary item..........................        2,337        3,719          959
(Provision) benefit for income taxes.......................................      --           --           --
Net income before extraordinary item.......................................        2,337        3,719          959
Extraordinary item.........................................................      --           --             1,628
Net income.................................................................  $     2,337  $     3,719  $     2,587
Net income per share before extraordinary item.............................  $      0.31  $      0.55  $      0.36
Extraordinary item.........................................................      --           --              0.61
Net income per share.......................................................  $      0.31  $      0.55  $      0.97

   The accompanying Notes to Financial Statements are an integral part of the financial statements.

                                  GANTOS, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                                                   FEBRUARY 1,      FEBRUARY 3,
                                                                                      1997             1996
                                                                                 ---------------  ---------------
                                                                                 (THOUSANDS, EXCEPT SHARE AND PER
                                                                                           SHARE DATA)
Current assets:
  Cash and cash equivalents....................................................    $     4,346      $     1,453
  Accounts receivable, less allowance for doubtful accounts of $636 and $572 at
    February 1, 1997 and February 3, 1996, respectively........................         21,973           22,619
  Merchandise inventories......................................................         22,373           23,955
  Prepaid expenses and other...................................................          3,171            2,851
                                                                                 ---------------  ---------------
    Total current assets.......................................................         51,863           50,878
                                                                                 ---------------  ---------------
Property and equipment, at cost:
  Leasehold improvements.......................................................         30,168           28,375
  Furniture and fixtures.......................................................         32,159           32,243
  Other........................................................................             52              418
                                                                                 ---------------  ---------------
    Total property and equipment...............................................         62,379           61,036
Less--Accumulated depreciation and amortization................................        (48,384)         (43,504)
                                                                                 ---------------  ---------------
    Net property and equipment.................................................         13,995           17,532
                                                                                 ---------------  ---------------
Total Assets...................................................................    $    65,858      $    68,410
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.............................................................    $    10,749      $    12,119
  Accrued expenses and other...................................................         10,307           12,716
  Reserve for facilities closings..............................................          1,567            2,417
                                                                                 ---------------  ---------------
    Total current liabilities..................................................         22,623           27,252
                                                                                 ---------------  ---------------
Long-term debt.................................................................         11,940           12,395
                                                                                 ---------------  ---------------
Shareholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued....
  Common stock, $.01 par value, 20,000,000 shares authorized; 7,563,000 issued and outstanding at February 1, 1997 and 7,577,000 issued and outstanding at
    February 3, 1996...........................................................             76               76
  Additional paid-in capital...................................................         40,798           40,603
  Accumulated deficit..........................................................         (9,579)         (11,916)
                                                                                 ---------------  ---------------
      Total shareholders' equity...............................................         31,295           28,763
                                                                                 ---------------  ---------------
Commitments (Note 8)...........................................................        --               --
                                                                                 ---------------  ---------------
Total Liabilities and Shareholders' Equity.....................................    $    65,858      $    68,410
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

   The accompanying Notes to Financial Statements are an integral part of the financial statements.

                                  GANTOS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                    1996        1995        1994
                                                                                  ---------  ----------  ----------
                                                                                             (THOUSANDS)
Cash flows from operating activities:
  Net income....................................................................  $   2,337  $    3,719  $    2,587
Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Reorganization items........................................................     --             279       1,764
    Extraordinary item..........................................................     --          --          (1,628)
    Credit for facilities closing and other.....................................     --            (944)     (1,085)
    Cash used for facilities closing and other..................................         (9)       (571)        (93)
    Depreciation and amortization...............................................      5,493       6,241       6,343
    Loss on disposals of property and equipment.................................     --          --              29
    Restricted stock compensation expense.......................................        142         161      --
    Changes in assets and liabilities:
      Accounts receivable.......................................................        646       2,676       4,442
      Merchandise inventories...................................................      1,582      (1,411)        533
      Prepaid expenses and other................................................       (320)       (265)        526
      Accounts payable..........................................................     (1,370)      3,645       3,972
      Accrued expenses and other................................................     (2,410)      1,281       1,770
      Income tax receivable.....................................................     --          --           1,647
        Total adjustments.......................................................      3,754      11,092      18,220
Net cash provided by operating activities before reorganization items...........      6,091      14,811      20,807
Net change to liabilities subject to compromise.................................     --         (64,941)    (37,598)
Net non-cash change to liabilities subject to compromise........................     --          33,374       3,339
Net cash payments on liabilities subject to compromise..........................     --         (31,567)    (34,259)
Reorganization items............................................................     --            (279)     (1,764)
Change in accrued interest receivable...........................................     --              88         (61)
Change in accrued bankruptcy expenses...........................................     --          (1,352)        197
Net cash used by reorganization items...........................................     --         (33,110)    (35,887)
Net cash provided (used) by operating activities................................      6,091     (18,299)    (15,080)
Cash flows from investing activities:
  Capital expenditures..........................................................     (2,696)     (6,057)     (3,866)
  Sale of capital assets........................................................     --              --         206
Net cash used by investing activities...........................................     (2,696)     (6,057)     (3,660)
Cash flows from financing activities:
  Principal payments under capital lease obligations and other
    long-term debt..............................................................       (455)        (25)       (148)
  Issuance of Common Stock......................................................         54      --          --
  Other.........................................................................       (101)       (711)       (563)
Net cash used by financing activities...........................................       (502)       (736)       (711)
Net increase (decrease) in cash.................................................      2,893     (25,092)    (19,451)
Cash and cash equivalents at beginning of year..................................      1,453      26,545      45,996
Cash and cash equivalents at end of year........................................  $   4,346  $    1,453  $   26,545
Cash paid during the year:
  Interest......................................................................  $   1,818  $    2,136  $      126
  Income taxes..................................................................  $      54  $       48  $       42

   The accompanying Notes to Financial Statements are an integral part of the financial statements.

                                  GANTOS, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                             COMMON STOCK       ADDITIONAL                     TOTAL
                                                        ----------------------    PAID-IN    ACCUMULATED   SHAREHOLDERS'
                                                         SHARES      AMOUNT       CAPITAL      DEFICIT        EQUITY
                                                        ---------  -----------  -----------  ------------  -------------
                                                                                  (THOUSANDS)
Balance January 29, 1994..............................      5,329   $      53    $  20,763    $  (18,222)   $     2,594
Net income for the year...............................     --          --           --             2,587          2,587
One-for-two stock split...............................     (2,664)        (26)          26        --            --
Balance January 28, 1995..............................      2,665   $      27    $  20,789    $  (15,635)   $     5,181
Issuance of restricted stock..........................        177           2           (2)       --            --
Restricted stock compensation expense.................     --          --              162        --                162
Stock issued in conjunction with Plan of
 Reorganization.......................................      4,735          47       19,654        --             19,701
Net income for the year...............................     --          --           --             3,719          3,719
Balance February 3, 1996..............................      7,577   $      76    $  40,603    $  (11,916)   $    28,763
Restricted stock compensation expense.................     --          --              142        --                142
Cancellation of restricted stock......................        (34)     --           --            --            --
Exercise of stock options.............................          2      --                8        --                  8
Shares issued under employee stock purchase plan......         18      --               45        --                 45
Net income for the year...............................     --          --           --             2,337          2,337
Balance February 1, 1997..............................      7,563   $      76    $  40,798    $   (9,579)   $    31,295

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

    Pursuant to the POR, the former Gantos, Inc. merged into Gantos Stores, Inc. which changed its name to Gantos, Inc.

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

    The Company issued 4,735,000 common shares, and paid approximately $31,567,000 in cash along with the notes as settlement for these claims. All holders of old common shares were entitled to receive one new common share for every two old common shares outstanding prior to March 31, 1995.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Industry Information--The Company operates 115 women's apparel specialty stores in 23 states located primarily in the Western, Midwestern and Northeastern United States. The following is a summary of significant accounting policies:

    The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal year 1996 consisted of fifty-two weeks and ended on February 1, 1997; fiscal year 1995 consisted of fifty-three weeks and ended on February 3, 1996; and fiscal year 1994 consisted of fifty-two weeks and ended on January 28, 1995.

    For purposes of the Statements of Cash Flows, the Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

    Non-cash financing charges in connection with the Company's POR, including the issuance of long-term debt and additional common stock, are described in
Note 1 above.

                                  GANTOS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    Accounts receivable consists principally of Gantos credit card customer receivables. Finance charges are imposed on the unpaid balance at annual rates varying from 18% to 21% depending upon state laws. Minimum monthly payments of $15 or 10% of the unpaid balance, whichever is greater, are required.

    Merchandise inventories are valued at the lower of cost or market, using the cost method, on the First-in, First-out (FIFO) basis. Approximately $1.3 and $1.2 million of merchandise development, procurement, storage and distribution costs are included in inventory at year end 1996 and 1995, respectively.

    Commissions earned on leased shoe sales are included in net sales and totaled $874,000 in 1996, $789,000 in 1995 and $761,000 in 1994. Third party leased shoe sales totaled $6.5, $6.3 and $6.1 million in 1996, 1995 and 1994, respectively.

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

    Advertising costs are expensed the first time the advertising takes place. Net advertising expense approximated $1.2 million, $1.0 million and $0.9 million in 1996, 1995 and 1994, respectively.

    As part of the Company's POR, each shareholder of record on the effective date, was entitled to receive one new common share for every two common shares previously held. All share and per share data in the financial statements and notes reflect this stock distribution for all periods presented. As part of the POR, the Company issued 4,567,000 common shares as partial settlement for certain claims, 143,000 restricted common shares to management (net of 34,000 and 23,000 restricted common shares forfeited during 1996 and 1995, respectively) and 168,000 common shares as partial settlement of a shareholder lawsuit.

    Net income per share is computed using the weighted average number of common shares and common share equivalents outstanding during the year. The weighted average number of common shares and common share equivalents outstanding was 7,574,000 in 1996, 6,759,000 in 1995, and 2,665,000 in 1994.

    The Company follows Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options and other stock-based compensation. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. As permitted, the Company has elected to adopt the disclosure provisions only of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

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

                                  GANTOS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    Certain amounts from the prior year have been reclassified to conform with the presentation used in the current year.

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

    In January 1995, the Company, Defendants and the Plaintiff entered into a settlement of the lawsuit. The settlement provided for the Company's insurance company to pay $550,000 and the Company to issue $700,000 worth of new common stock on the POR effective date. The $700,000 worth of new common stock, 168,000 shares, was issued effective March 31, 1995 as part of the Company's emergence from the Chapter 11 proceedings. The Company's expense was included in the Credit for Facilities Closing and Other.

4. RESERVE FOR FACILITIES CLOSINGS:

    On November 11, 1993, the Board of Directors approved a plan to realign the Company's operations in an effort to improve the long-term profit potential of the Company. This realignment enabled the Company to concentrate its efforts on those stores that management believed provided potential for ongoing profitability. Pursuant to this plan, the Company closed 41, 5 and 2 stores in fiscal years 1993, 1994 and 1995, respectively. In October 1994, the Company opened one of the stores closed in the prior year.

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

    During 1994, the Company was unsuccessful in renegotiating its office and distribution center lease with its former landlord (See Note 8) and elected to reject the lease in its bankruptcy proceedings. As a result, the Company reallocated $7.8 million of the remaining reserve to cover for the anticipated costs of rejecting the lease and relocating the corporate office and distribution center.

    During 1995, the Company settled the remaining disputes with its landlords for less than the amounts accrued and reversed the reserve by $0.9 million, which is recorded as a credit for facilities closing and other. During 1994, the Company negotiated favorable lease terms with its landlords on many of the remaining underperforming stores. As a result, the reserve was reduced by $1.8 million, which was recorded as a credit for facilities closing and other. As of February 1, 1997, the remaining reserve balance represents costs expected to be incurred in 1997 to complete the relocation of the Corporate office and distribution center.

    In addition, during 1994, the Company entered into settlement agreements with certain of its creditors whereby early cash payments for approximately 25% of their legally allowed claim were made as full settlement of the Company's obligation, which resulted in a $1.6 million reduction in the reserve for

                                  GANTOS, INC.

4. RESERVE FOR FACILITIES CLOSINGS: (CONTINUED) facilities closing and other. This amount, which is treated as forgiveness of debt, has been included as an extraordinary gain in the Company's Statements of Income.

    The following table sets forth the facilities closing provision established in 1993 and the related subsequent activity:

FACILITIES CLOSING PROVISION

                                                                                  NON-CASH
                                                                                  COSTS AND               RESERVE AT
                                                        PROVISION   CASH COSTS      ASSET                  JAN. 28,
                                                        RECORDED     INCURRED    WRITE-OFFS     OTHER        1995
                                                       -----------  -----------  -----------  ---------  ------------
                                                                                (THOUSANDS)
Lease rejection costs................................   $  14,590    $    (483)   $  --       $  (3,728)  $   10,379
Asset write-offs.....................................      10,420       --           (9,468)      1,088        2,040
Inventory disposition costs..........................       3,514       (1,980)         (19)     (1,515)      --
Other................................................         730         (699)       1,766         813        2,610
                                                        $  29,254    $  (3,162)   $  (7,721)  $  (3,342)  $   15,029

                                                                                   NON-CASH
                                                        RESERVE AT                 COSTS AND              RESERVE AT
                                                         JAN. 28,    CASH COSTS      ASSET                  FEB. 3,
                                                           1995       INCURRED    WRITE-OFFS     OTHER       1996
                                                       ------------  -----------  -----------  ---------  -----------
Lease rejection costs................................   $   10,379    $  (4,109)   $  (5,914)  $    (356)  $  --
Asset write-offs.....................................        2,040       --             (235)       (925)        880
Inventory disposition costs..........................       --           --           --          --
Other................................................        2,610         (571)        (839)        337       1,537
                                                        $   15,029    $  (4,680)   $  (6,988)  $    (944)  $   2,417

                                                                                       NON-CASH
                                                        RESERVE AT                     COSTS AND                RESERVE AT
                                                          FEB. 3,      CASH COSTS        ASSET                    FEB. 1,
                                                           1996         INCURRED      WRITE-OFFS      OTHER        1997
                                                        -----------  ---------------  -----------  -----------  -----------
Lease rejection costs.................................   $  --          $  --          $  --        $  --        $  --
Asset write-offs......................................         880         --               (841)         (39)      --
Inventory disposition costs...........................      --             --             --           --           --
Other.................................................       1,537             (9)        --               39        1,567
                                                         $   2,417      $      (9)     $    (841)   $  --        $   1,567

Non-cash costs represent the write-off of assets at the Company's current corporate office and distribution center that will be abandoned as part of the relocations.

5. ASSET IMPAIRMENT CHARGE:

    During the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Statement requires companies to record impairments of long-lived assets,

                                  GANTOS, INC.

5. ASSET IMPAIRMENT CHARGE: (CONTINUED)
certain identifiable intangibles and goodwill when there is evidence that events or changes in circumstances have made recovery of asset carrying values unlikely. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. The Company identified assets in certain retail stores that were impaired because of a history of and projected future cash flow losses in these specific stores. Upon adoption, an impairment loss of $687,000 was recorded for these retail store assets and is recorded in selling, general and administrative expense in the Statement of Income.

6. LONG TERM DEBT:

    A summary of long-term debt is as follows:

                                                                     FEBRUARY 1,  FEBRUARY 3,
                                                                        1997         1996
                                                                     -----------  -----------
                                                                           (THOUSANDS)
Revolving Credit Agreement due March 31, 2000, bearing interest at
  variable rates...................................................   $  --        $  --

Notes issued pursuant to an Indenture Agreement due in sixteen quarterly installments of $775,000 beginning July 1, 1997,
  bearing interest at 12.75%.......................................      11,940       12,395
                                                                      $  11,940    $  12,395

    On March 10, 1995, the Company entered into a three-year borrowing agreement with Fleet Bank N.A. (formerly NatWest Bank N.A.) and LaSalle National Bank expiring March 31, 1998 (the "Fleet Facility"). The Fleet Facility provides the Company with revolving credit loans and letters of credit up to $40 million, subject to a borrowing base formula and lender reserves (as defined in the agreement). Undrawn and unreimbursed letters of credit under the facility may not exceed $4 million in face amount. During 1996, the maximum amount outstanding on the Revolving Credit Agreement was $4.0 million, while the average amount outstanding during the year was $0.4 million.

    Loans under the Fleet Facility bear interest at Fleet's prime rate plus
1 1/4%, or, at the Company's option, the reserve adjusted LIBOR rate plus
2 1/2%. The interest is payable in arrears on the last business day of each month for prime rate loans and on the last day of the applicable one, two, three or six-month interest period or at the end of three months, whichever is sooner, for the reserve adjusted LIBOR rate loans. As of February 1, 1997, the Fleet prime rate is 8.25%.

    As part of the Fleet Facility, the Company entered into a two year Interest Rate Cap Agreement which provides for an 8.50% interest cap on 3 month LIBOR borrowings of up to $10 million until March 31, 1997.

    The Fleet Facility carries commitment fees of .5% of the difference between $40 million and the average amount outstanding under the facility (including the face amount of letters of credit) and 1.75% of the face amount of outstanding letters of credit. This facility is secured by substantially all of the Company's assets.

    The Fleet Facility contains, among other things, covenants with respect to
(i) additional indebtedness, (ii) investments, (iii) capital expenditures, (iv) minimum net worth, (v) fixed charge coverage ratios, (vi) earnings before interest, taxes, depreciation and amortization, (vii) interest coverage ratios,
(viii) inventory turnover ratios and (ix) prohibitions on paying cash dividends.

                                  GANTOS, INC.

                         NOTES TO FINANCIAL STATEMENTS

6. LONG TERM DEBT, CONTINUED:

    On April 25, 1996, the Company amended the Fleet Facility. The commitment, term, borrowing rate and total credit available under the agreement remain the same but the Amendment allows the Company to reduce the committed amount or terminate the agreement without any reduction fees after March 26, 1996. The other changes include adjustments to the fixed charge ratio and earnings before interest, taxes, depreciation and amortization covenants.

    As described in Note 1, the Company issued to some unsecured creditors approximately $12.4 million in original principal amount of six-year notes bearing interest payable quarterly at 12.75%. The Notes were issued pursuant to an Indenture, dated as of March 1, 1995, between the Company and Fleet Bank N.A. (formerly Shawmut Bank Connecticut, National Association). The Notes are payable in 16 quarterly installments of approximately $775,000 beginning July 1, 1997 and ending April 1, 2001. The Notes are also subject to prepayment within 50 days after the end of each fiscal year of the Company in an amount equal to the Company's "Excess Cash Flow". Excess Cash Flow is 50% of the Company's "Free Cash Flow" in excess of $1.4 million in 1995, $3.5 million in 1996, $3.4 million in 1997, $2.4 million in 1998, and $4.3 million in 1999. Free Cash Flow is the Company's net income before extraordinary items, plus depreciation expense, minus specified capital expenditures and principal payments made with respect to indebtedness for borrowed money (other than the quarterly payments with respect to the Notes and payments under the Fleet Facility). The amounts due within one year have been classified as long term debt as the Company has both the intent and ability, through the Fleet Facility, to refinance these amounts on a long term basis. The Company must also prepay the Notes with the proceeds of specified asset and securities sales. If Excess Cash Flows are not at least $2.25 million by March 31, 1997, the Company must pay the shortfall. In fiscal 1996, the Company made an Excess Cash Flow Payment for fiscal 1995 of $455,000. During fiscal 1996, the Company did not have Excess Cash Flow and, accordingly, is required to make a payment of $1.8 million for the shortfall during fiscal 1997.

    The Notes are secured by a $5,000,000 life insurance policy on the life of a certain director of the Company until the Notes are transferred to a third party. The Notes secured by the policy must be prepaid with any proceeds from the life insurance policy. The indenture contains, among other things, covenants with respect to (i) additional indebtedness, (ii) capital expenditures, (iii) minimum net worth, (iv) earnings before interest, taxes, depreciation and amortization, (v) interest coverage ratios, and (vi) prohibitions on paying dividends.

    On March 18, 1997, the Company entered into Amendment No. 2 to the Fleet Facility (the Second Amendment). Under the Second Amendment, the total commitment, rate and total credit available under the agreement remains the same. The Second Amendment also extends the agreement by two years, provides for a 1% reduction fee if the agreement is terminated within the first 12 months and a 0.5% reduction fee if the agreement is terminated within months thirteen to eighteen, adjusts the maximum available amounts in undrawn and unreimbursed letters of credit to $15 million, reduces the commitment fee on letters of credit to 1.75%, eliminates the inventory turn and minimum net worth covenants and adjusts the remaining financial covenants.

7. INCOME TAXES:

    For each of the years presented, the effective income tax rate varies from the statutory rate of 35% due to the effect of the graduated tax rate and the reversal of valuation allowance during the year.

                                  GANTOS, INC.

7. INCOME TAXES: (CONTINUED)
    Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, requires that deferred income taxes be recorded for "temporary differences" between the basis of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations. This method requires that deferred taxes be recorded based upon currently enacted tax rates.

    Based on the Company's current financial status, realization of the Company's deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109 and accordingly a valuation allowance for the entire net deferred tax asset amount has been recorded.

    The components of the net deferred tax asset (liability) and the related valuation allowance are as follows:

                                                               FEBRUARY 1,      FEBRUARY 3,
                                                                  1997             1996
                                                             ---------------  ---------------
                                                                       (THOUSANDS)
NOL carryforward...........................................    $     5,870      $     7,600
Reserve for facility closings..............................            530              820
Tax credit carryforward....................................          3,520            3,520
Other accrued expenses.....................................          1,750            1,760
Property and Equipment.....................................            740          --
Other......................................................            280              260
                                                             ---------------  ---------------
  Deferred tax assets......................................         12,690           13,960
                                                             ---------------  ---------------
Depreciation...............................................        --                (1,280)
Inventory..................................................         (1,470)          (1,300)
Prepaid expenses...........................................           (630)            (400)
Property taxes.............................................           (530)            (530)
                                                             ---------------  ---------------
  Deferred tax liabilities.................................         (2,630)          (3,510)
                                                             ---------------  ---------------
Subtotal...................................................         10,060           10,450
Valuation allowance........................................        (10,060)         (10,450)
                                                             ---------------  ---------------
Net deferred tax assets (liabilities)......................    $   --           $   --
                                                             ---------------  ---------------
                                                             ---------------  ---------------

    At February 1, 1997, the Company had net operating loss carryforwards available to offset future income for federal income tax reporting purposes of approximately $17.3 million, expiring in 2007-2010.

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

    The Company elected Section 382(1)(5) treatment effective as of March 31, 1995. This election was made on the 1995 corporate tax return and reduced the net operating loss carryforward, by approximately $1.1 million.

                                  GANTOS, INC.

7. INCOME TAXES: (CONTINUED)
    Following the Company's election of Section 382(1)(5), any other Section 382 ownership change within a two year period following March 31, 1995, will result in the Company's inability to use its pre-March 31, 1995, net operating loss and credit carryforward to offset taxable income generated after March 31, 1995.

8.  LEASES:

    The Company leases store locations, the corporate distribution center and office building and certain equipment from third parties. The remaining terms of these leases range from one to twelve years. Generally, the store leases contain provisions for additional rentals based on a percentage of sales. Total rent expense under these leases was approximately $15.9, $15.4 and $16.7 million in 1996, 1995 and 1994, respectively, which includes percentage of sales rentals of $0.1, $0.1 and $0.4 million, respectively. Accrued rent expense of $4.1 million at February 1, 1997 and February 3, 1996 is included in accrued expenses.

    Pursuant to the POR, the Company rejected the lease for the distribution center and office building as of March 31, 1995. As settlement for the rejection, the Company paid the owner of the distribution center and office building, a director of the Company, $1.75 million in cash and $1.75 million in shares of new common stock. Also on the effective date, the owner of the distribution center and office building deeded in lieu of foreclosure, ownership of the property to the mortgage holder. The Company then entered into a 10 month lease that was subsequently extended three times for 6 months each with the mortgage holder, the last of which will expire July 31, 1997, with base annual rent of $1,030,000 (including real estate taxes).

    The Company has entered into new lease agreements for an office/distribution center in Grand Rapids, Michigan and a new merchandising office in Stamford, Connecticut. Total annual rental expense on these facilities is approximately $775,000 (excluding real estate taxes).

    Estimated future minimum rental payments are as follows:

YEAR
-----------------------------------------------------------------------    LEASES
                                                                         -----------
                                                                         (THOUSANDS)
1997...................................................................   $  16,349
1998...................................................................      16,475
1999...................................................................      15,082
2000...................................................................      13,144
2001...................................................................       9,077
Thereafter.............................................................      11,459

Total minimum lease payments...........................................   $  81,586

9.  STOCK OPTION PLANS:

    The Company has two stock option plans which provide for the granting of stock options, restricted stock and stock appreciation rights to officers and key management employees.

    The Gantos, Inc. 1996 Stock Option Plan (the "1996 Plan") was approved by shareholders on June 20, 1996. The 1996 Plan reserved 1,000,000 common shares for issuance upon exercise of options or stock appreciation rights or for restricted stock awards to key employees. The 1996 Plan provides for the issuance of both incentive options and non-qualified options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The incentive options must have an exercise price generally

                                  GANTOS, INC.

9.  STOCK OPTION PLANS: (CONTINUED)
not less than the fair market value of the shares on the date on which such option is granted. The non-qualified options must have an exercise price not less than the par value of the shares on the date on which such option is granted. Stock options and stock appreciation rights may be exercised only within ten years of the date of grant.

    During 1996, the Company issued options to purchase 440,000 shares under the 1996 Plan at exercise prices ranging from $3.25 to $4.6875. These options become exercisable over a three to five year period. The number of shares available for grant under the 1996 Plan as of February 1, 1997 is 560,000.

    The Gantos, Inc. Stock Option Plan (the "1986 Plan") expired March 19, 1996. During 1996, prior to the expiration date, the Company issued options to purchase 165,500 shares under the 1986 Plan at an exercise price of $3.375. These options vest over a five year period. During 1995, as part of the POR, the Company issued 200,000 restricted shares to key management employees which vest in one-third annual installments beginning March 31, 1996 and are subject to certain restrictions of forfeiture. The compensation expense related to the awarding of restricted stock is recognized ratably over the restriction period.

    The total number of options that remain outstanding under the 1986 Plan (including unvested restricted stock) are 710,665 and will be exercisable in future years in accordance with terms of such options.

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

    During 1996, options to purchase 6,000 shares were granted under the Director Plan at an exercise price equal to the market value of Company's common shares at the grant date. The number of shares available for grant under the Director Plan at February 1, 1997 was 52,000.

                                  GANTOS, INC.

9.  STOCK OPTION PLANS: (CONTINUED)
    A summary of activity for the three years ended February 1, 1997 is as follows:

                                             NUMBER OF      NUMBER OF      TOTAL       RANGE OF
                                           NON-QUALIFIED   RESTRICTED    NUMBER OF    PRICES PER
                                              SHARES         SHARES       SHARES         SHARE
                                          ---------------  -----------  -----------  -------------
                                                     (THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding January 29, 1994............           197         --              197   $  8.25-53.50

Granted.................................             2         --                2   $        8.00

Exercised...............................        --             --           --            --

Canceled................................           (49)        --              (49)  $  8.00-40.00

Outstanding January 28, 1995............           150         --              150   $  8.00-53.50

Granted.................................           634            200          834   $   3.25-4.16

Exercised...............................        --             --           --            --

Canceled................................          (225)           (23)        (248)  $  4.16-53.50

Outstanding February 3, 1996............           559            177          736   $   3.25-4.16

Granted.................................           612         --              612   $   3.00-4.69

Exercised...............................            (2)           (59)         (61)  $        4.16

Canceled................................          (113)           (34)        (147)  $        4.16

Outstanding February 1, 1997............         1,056             84        1,140   $   3.25-4.69

Exercisable.............................           190         --              190   $        4.16

    The Company has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation". The standard requires pro forma disclosure of net earnings and earnings per share as if the Company has accounted for its employee stock options using a fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                         1996         1995
                                                                      -----------  -----------
Risk free interest rate.............................................          7%           7%
Volatility..........................................................       83.9%        83.9%
Average expected term...............................................    5 Years      5 Years

                                  GANTOS, INC.

                         NOTES TO FINANCIAL STATEMENTS

9.  STOCK OPTION PLANS, CONTINUED:

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma results, including the impact of employee stock options after January 28, 1995, are estimated to be:

                                                                               1996       1995
                                                                             ---------  ---------
                                                                              (THOUSANDS, EXCEPT
                                                                               PER SHARE DATA)
Compensation expense recognized for stock options..........................  $     660  $     546
Net income.................................................................  $   1,677  $   3,173
Net income per share.......................................................  $    0.22  $    0.47

    Employee stock options outstanding and exercisable under these plans as of February 1, 1997, were:

                                 OUTSTANDING
                  -----------------------------------------        EXERCISABLE
                                               WEIGHTED      ------------------------
                                WEIGHTED        AVERAGE                    WEIGHTED
                                 AVERAGE       REMAINING                    AVERAGE
                                EXERCISE      CONTRACTUAL                  EXERCISE
RANGE OF PRICES     SHARES        PRICE          LIFE          SHARES        PRICE
----------------  -----------  -----------  ---------------  -----------  -----------
                                  (THOUSANDS, EXCEPT PER SHARE DATA)
$3.00-3.99......         234    $    3.41            9.3              8    $    3.06
$4.00-4.49......         472    $    4.16            8.2            182    $    4.16
$4.50-4.69......         350    $    4.69            9.4         --        $  --
                       1,056                                        190

10.  EMPLOYEE STOCK PURCHASE PLAN

    On June 20, 1996, the shareholders approved the Gantos, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP, as amended August 15, 1996, grants eligible employees the right to purchase common shares on a quarterly basis at the lower of 85% of the market price at the beginning or the end of each three month purchase period. These shares may be authorized but unissued shares, reacquired shares or shares bought on the open market. The discount is treated as equivalent to the cost of issuing stock for financial reporting purposes. During 1996, 17,711 shares were issued under the ESPP for $45,592. As of February 1, 1997, there are 182,289 shares reserved for future issuance under the ESPP.

                                  GANTOS, INC.

10.  EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)
QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

FISCAL QUARTER                                        FIRST     SECOND      THIRD     FOURTH
--------------------------------------------------  ---------  ---------  ---------  ---------
                                                        (THOUSANDS, EXCEPT PER SHARE DATA)
1996
  Net Sales.......................................  $  50,365  $  41,809  $  41,716  $  50,476
  Gross Income....................................     11,753      6,751      8,214     10,626
  Net Income (Loss)...............................      2,548     (1,592)      (275)     1,656
  Net Income (Loss) per share.....................       0.34      (0.21)     (0.04)      0.22

1995
  Net Sales.......................................  $  49,086  $  45,579  $  42,068  $  56,057
  Gross Income....................................     10,649      8,644      8,620     12,965
  Net Income (Loss)...............................        745       (295)       127      3,142
  Net Income (Loss) per share.....................        .17       (.04)       .02        .40

    The fourth quarter of 1995 includes 14 weeks of operations, compared to 13 weeks in 1996. In addition, net income and net income per share for the fourth quarter of 1995 include (i) a credit to the provision for facilities closing and other of $944, (ii) a charge to selling, general and administrative expenses of $687 as a result of the adoption of SFAS No. 121 (see note 5 of "Notes to Financial Statements"), and (iii) a credit to selling, general and administrative expenses of $592 as a result of settling the remaining liabilities subject to compromise for less than had been accrued at January 28, 1995.

                                  GANTOS, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                          ADDITIONS
                                                                   ------------------------
                                                     BALANCE AT     CHARGED TO     CHARGED
                                                    BEGINNING OF     COSTS AND    TO OTHER                 BALANCE AT
DESCRIPTION                                            PERIOD        EXPENSES     ACCOUNTS   DEDUCTIONS   END OF PERIOD
--------------------------------------------------  -------------  -------------  ---------  -----------  -------------
                                                                                (THOUSANDS)
Allowance for doubtful accounts:

  1996............................................    $     572      $   1,226    $  --       $   1,162     $     636
                                                                                             -----------        -----
                                                                                             -----------        -----
  1995............................................    $     600      $     884    $  --       $     912     $     572
                                                                                             -----------        -----
                                                                                             -----------        -----
  1994............................................    $     993      $     534    $  --       $     927     $     600
                                                                                             -----------        -----
                                                                                             -----------        -----

                                 EXHIBIT INDEX

DOCUMENT NUMBER AND DESCRIPTION

    Each Management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the following list with an asterisk before the exhibit number.

       2.1  Second Amended Joint Plan of Reorganization of Gantos, Inc. and Gantos Stores Inc.,
             incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form
             8-K, dated March 7, 1995 and filed with the Securities and Exchange Commission on
             March 22, 1995. A list of the omitted exhibits is contained on page vii of the
             Plan. Gantos, Inc. will supplementally furnish a copy of any omitted exhibit to the
             Securities and Exchange Commission upon request.

       2.2  Modifications to the Debtors' Second Amended Joint Plan of Reorganization,
             incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form
             8-K, dated March 7, 1995 and filed with the Securities and Exchange Commission on
             March 22, 1995.

       2.3  Agreement of Merger, dated as of March 15, 1995, between Gantos Stores, Inc. and
             Gantos, Inc., incorporated by reference to Exhibit 2.3 to the Company's Annual
             Report on Form 10-K for the fiscal year ended January 28, 1995.

      3(i)  Restated Articles of Incorporation, incorporated by reference to Exhibit 4.1 to the
             Company's Current Report on Form 8-K, dated March 7, 1995 and filed with the
             Securities and Exchange Commission on March 22, 1995. p

   3(ii)    Bylaws, as amended March 16, 1993, incorporated by reference to Exhibit 3.2 to the
             Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1993.

       4.1  Long-term debt documents, see Exhibits 10.16 through 10.19 of this Form 10-K.

       4.2  Form of Indenture between Gantos, Inc. and Shawmut Bank Connecticut, National
             Association, as Trustee, including forms of notes attached as exhibits, a reasonable itemized table of contents and a cross-reference sheet showing the location in the Indenture of the provision inserted pursuant to Section 310 through
             318(a) inclusive of the Trust Indenture Act of 1939, incorporated by reference to
             Exhibit T3C to the Company's Application for Qualification of Indenture under the
             Trust Indenture Act of 1939 on Form T-3.

      10.1  Lease Agreement, dated effective April 1, 1995, between Gantos, Inc. and VRB Corp., concerning office-distribution center, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.

      10.2  Amendment to Lease Agreement between Gantos, Inc. and VRB Corp., dated as of April
             28, 1995, incorporated by reference to Exhibit 10.2 to the Company's Quarterly
             Report onForm 10-Q for the quarter ended April 29, 1995.

      10.3  Notice of Option to Renew Lease Agreement between Gantos, Inc. and VRB Corp., dated
             October 30, 1995, incorporated by reference to Exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

      10.4  Amendment to Lease Agreement between Gantos, Inc. and VRB Corp., dated as of
             September 13, 1996, incorporated by reference to Exhibit 10.3 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended August 3, 1996.

      10.5  Lease Agreement between Gantos, Inc. and First Industrial Financing Partnership,
             L.P., dated as of January 28, 1997.

      10.6  Lease Agreement between Gantos, Inc. and Soundview Plaza Associates, dated as of
             January 23, 1997.

      10.7  Lease Modification Agreement between Gantos, Inc. and Soundview Plaza Associates, dated as of February 10, 1997.

      10.8  Form of Gantos, Inc. credit card application and agreement.

      10.9  License Agreement, dated as of October 15, 1982, as amended by amendments one through four, between Gantos, Inc. and Sherman and Sons, Inc., incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended January 30, 1988.

      10.10 Fifth Amendment, dated as of May 31, 1989, to the License Agreement dated as of
             October 15, 1982, as amended, between Gantos, Inc. and Sherman and Sons, Inc., incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form
             10-K for the year ended February 3, 1990.

      10.11 Sixth Amendment, dated as of June 30, 1992, to the License Agreement dated as of
             October 15, 1992, as amended, between Gantos Stores, Inc. and Sherman and Sons,
             Inc., incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1992.

     *10.12 Gantos, Inc. Amended and Restated Stock Option Plan, adopted March 20, 1986, as amended and restated March 31, 1995,incorporated by reference to Exhibit 1 to L.
             Douglas Gantos' Schedule 13D, dated March 31, 1995 and filed with the Securities and Exchange Commission on April 10, 1995.

     *10.13 Gantos, Inc. 1996 Stock Option Plan, adopted March 19, 1996, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the
             fiscal year ended February 3, 1996.

     *10.14 Gantos, Inc. Amended and Restated Director Stock Option Plan, adopted March 17,
             1992, as amended and restated March 31, 1995, incorporated by reference to Exhibit
             10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January
             28, 1995.

     *10.15 1996 Gantos, Inc. Executive Bonus Plan, adopted March 19, 1996, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the
             fiscal year ended February 3, 1996.

     *10.16 Gantos, Inc. Master Severance Plan and Key Employee Retention Bonus Program adopted
             January 11, 1994 as amended March 15, 1994, incorporated by reference to Exhibit
             10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January
             29, 1994.

      10.17 Revolving Credit Agreement, dated as of March 10, 1995, among Gantos, Inc., NatWest
             Bank, N.A., LaSalle National Bank and NatWest Bank, N.A., as agent, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the
             fiscal year ended January 28, 1995.

      10.18 Forms of note, Security Agreement, Security Agreement and Mortgage--Patents and
             Trademarks, and Assignment of Life Insurance Policy as Collateral Security, all in
             connection with the Revolving Credit Agreement, dated as of March 10, 1995, among
             Gantos, Inc., NatWest Bank, N.A., LaSalle National Bank and NatWest Bank, N.A., as
             agent, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.

      10.19 Amendment No. 1, dated April 25, 1996, to the Revolving Credit Agreement dated March
             10, 1995, among Gantos, Inc., NatWest Bank, N.A. (now known as Fleet Bank, N.A.),
             LaSalle National Bank and NatWest Bank, N.A., as agent, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996.

      10.20 Amendment No. 2 to Credit Agreement, dated March 18, 1997, among Gantos, Inc., Fleet
             Bank, N.A. (formerly known as NatWest Bank, N.A.), LaSalle National Bank and Fleet
             Bank, N.A. (formerly known as NatWest Bank, N.A.), as agent.

     *10.21 Letter of Employment, dated June 20, 1996, between Gantos, Inc. and Arlene H. Stern, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
             10-Q for the quarter ended August 3, 1996.

     *10.22 Letter of Employment, dated September 25, 1996, between Gantos, Inc. and Mr. Joseph
             Giudice, incorporated by reference to Exhibit 10.2 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended November 2, 1996.

     *10.23 Letter of Employment, dated November 1, 1996, between Gantos, Inc. and Mr. Dennis
             Horstman, incorporated by reference to Exhibit 10.4 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended November 2, 1996.

     *10.24 Letter of Employment, dated September 3, 1996, between Gantos, Inc. and Ms. Vicki
             Boudreaux, incorporated by reference to Exhibit 10.1 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended November 2, 1996.

     *10.25 Letter of Employment, dated September 25, 1996, between Gantos, Inc. and Ms. Hope
             Grey, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

     *10.26 Letter of Employment, dated April 23, 1997, between Gantos, Inc. and Mr. Neal
             Gottfried.

     *10.27 Letter of Employment, dated March 27, 1995, between Gantos,Inc. and Mr. L. Douglas
             Gantos, Chairperson of the Board, incorporated by reference to Exhibit 10.32 to the
             Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

     *10.28 Amendment to Letter of Employment, dated as of March 19, 1996, between Gantos, Inc.
             and L. Douglas Gantos, incorporated by reference to Exhibit 10.27 to the Company's
             Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

     *10.29 Severance Agreement, dated as of March 18, 1997, between Gantos, Inc. and Mr.
             Kenneth Green.

      23.1  Consent of independent accountants.

      27.1  Financial Data Schedule