Form 10-Q
period 1997-05-03
GANTOS INC
filed 1997-06-16
CIK 791182

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934.

For the quarterly period ended      May 3, 1997     or
                               --------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934.

For the transition period from                   to
                               -----------------    -----------------

Commission file number     0-14577
                       --------------

                                  Gantos, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Michigan                                           38-1414122
--------------------------------                             ----------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)


    1266 E. Main Street, Fifth Floor, Stamford, Connecticut           06902
--------------------------------------------------------------------------------
 (Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:       (203) 358-0294
                                                    --------------------------

        3260 Patterson, S.E., Grand Rapids, Michigan                 49512
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes      X          No
                        -----------        -----------


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    Yes      X          No
                        -----------        -----------


Number of shares of common stock outstanding at June 6, 1997:   7,526,930
                                                               ----------

                                  GANTOS, INC.



                                                             Page
                                                            Number
                                                            ------

PART I.   FINANCIAL INFORMATION

          Statements of Income                                 3

          Balance Sheets                                       4

          Statements of Cash Flows                             5

          Notes to Financial Statements                        6

          Management's Discussion and Analysis of
          Results of Operations and Financial Condition        7-9


PART II.  OTHER INFORMATION

          Exhibits and Reports on Form 8-K                    10

          Signatures                                          11


                                                             Page 2 of 11 pages.

                                  GANTOS, INC.

                              STATEMENTS OF INCOME
             (Amounts in thousands, except per share and store data)


                                                          13 Weeks Ended
                                                       ---------------------
                                                       May 3,        May 4,
                                                        1997          1996
                                                       -------       -------

Net sales                                              $45,564       $50,365

Cost of sales (including buying,
  distribution and occupancy costs)                    (35,216)      (38,612)
                                                       -------       -------

Gross income                                            10,348        11,753

Selling, general and administrative expense             (9,589)       (9,744)

Finance charge and other revenue                         1,211         1,111
                                                       -------       -------

Operating income                                         1,970         3,120

Interest expense                                          (515)         (572)
                                                       -------       -------

Income before income taxes                               1,455         2,548

Income taxes                                                 -             -
                                                       -------       -------

Net income                                             $ 1,455       $ 2,548
                                                       -------       -------
                                                       -------       -------

Net income per share                                   $  0.19       $  0.34
                                                       -------       -------
                                                       -------       -------

Outstanding Shares                                   7,526,930     7,577,290
                                                     ---------     ---------
                                                     ---------     ---------

Estimated weighted average shares outstanding        7,526,930     7,577,290
                                                     ---------     ---------
                                                     ---------     ---------

Stores open at end of period                               115           113
                                                           ---           ---
                                                           ---           ---

                 See accompanying notes to financial statements.


                                                             Page 3 of 11 pages.

                                  GANTOS, INC.

                                 BALANCE SHEETS
                    (Amounts in thousands, except share data)


ASSETS                                                 May 3,   February 1,    May 4,
                                                        1997       1997         1996
                                                      -------   -----------   --------
Current assets:
  Cash and cash equivalents                           $ 2,749     $ 4,346     $  2,929
  Accounts receivable, less
    allowance for doubtful accounts
    of $599, $636 and $547 at
    May 3, 1997, February 1, 1997
    and May 4, 1996, respectively                      21,009      21,973       23,381
  Merchandise inventories                              27,216      22,373       26,695
  Prepaid expenses and other                            3,341       3,171        2,951
                                                      -------     -------     --------
    Total current assets                               54,315      51,863       55,956
                                                      -------     -------     --------
Property and equipment, at cost:
  Leasehold improvements                               28,872      30,168       29,086
  Furniture and fixtures                               29,279      32,159       31,249
  Other                                                   618          52          961
                                                      -------     -------     --------
    Total property and equipment                       58,769      62,379       61,296
  Less - Accumulated depreciation
    and amortization                                  (44,983)    (48,384)     (44,749)
                                                      -------     -------     --------
    Net property and equipment                         13,786      13,995       16,547
                                                      -------     -------     --------

Total assets                                          $68,101     $65,858     $ 72,503
                                                      -------     -------     --------
                                                      -------     -------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $14,607     $10,749     $ 15,908
  Accrued expenses and other                            9,502      10,307       10,878
  Current provision for facilities closings             1,044       1,567        2,417
                                                      -------     -------     --------
    Total current liabilities                          25,153      22,623       29,203
                                                      -------     -------     --------
Long-term debt                                         10,146      11,940       11,940
                                                      -------     -------     --------
Shareholders' equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized; none issued
  Common stock, $.01 par value, 20,000,000
    shares authorized; approximately 7,527,000,
    7,563,000 and 7,577,000 issued and
    outstanding at May 3, 1997, February 1, 1997,
    and May 4, 1996, respectively                          76          76           76
  Additional paid-in capital                           40,849      40,798       40,652
  Accumulated deficit                                  (8,123)     (9,579)      (9,368)
                                                      -------     -------     --------
    Total shareholders' equity                         32,802      31,295       31,360
                                                      -------     -------     --------
  Commitments                                               -           -            -
                                                      -------     -------     --------

Total liabilities and shareholders' equity            $68,101     $65,858     $ 72,503
                                                      -------     -------     --------
                                                      -------     -------     --------

                 See accompanying notes to financial statements.


                                                             Page 4 of 11 pages.

                                  GANTOS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                                       13 Weeks Ended
                                                    --------------------
                                                      May 3,      May 4,
                                                       1997        1996
                                                     --------    --------

Cash flows from operating activities:
  Net income                                         $ 1,455     $ 2,548
                                                     -------     -------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Cash used for facilities closings                 (521)          -
      Depreciation and amortization                    1,304       1,258
      Restricted stock compensation expense               28          48
      Changes in assets and liabilities:
        Accounts receivable                              964        (762)
        Merchandise inventories                       (4,844)     (2,740)
        Prepaid expenses and other                      (174)       (100)
        Accounts payable                               3,858       3,789
        Accrued expenses and other                      (805)     (1,838)
                                                    --------    --------
        Total adjustments                               (190)       (345)
                                                    --------    --------

Net cash provided by
  operating activities                                 1,265       2,203
                                                    --------    --------

Cash flows from investing activities:
  Capital expenditures                                (1,021)       (337)
                                                    --------    --------
Net cash used by investing activities                 (1,021)       (337)
                                                    --------    --------
Cash flows from financing activities:
  Issuance of Common Stock                                23           -
  Principal payments under capital lease
    obligations and other long-term debt              (1,795)       (455)
  Net borrowings under revolving
    credit notes payable                                   -           -
  Other                                                  (69)         65
                                                    --------    --------
Net cash used by financing activities                 (1,841)       (390)
                                                    --------    --------

Net increase (decrease) in cash
  and cash equivalents                                (1,597)      1,476
Cash and cash equivalents at beginning of period       4,346       1,453
                                                    --------    --------
Cash and cash equivalents at end of period           $ 2,749     $ 2,929
                                                    --------    --------
                                                    --------    --------

Supplemental Disclosures of Cash
  flow information:
Cash paid during the period for:
  Interest (net of amount capitalized)               $   435     $   452
Income taxes                                         $    65     $    14

                 See accompanying notes to financial statements.


                                                             Page 5 of 11 pages.

                                  GANTOS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1. The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Nevertheless, it is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

     The accompanying interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented and necessary to present fairly the financial position as of May 3, 1997, February 1, 1997 and May 4, 1996 and the results of operations and cash flows for the thirteen weeks ended May 3, 1997 and May 4, 1996. Certain amounts from the prior year have been reclassified to conform with the presentation used in the current year.
     All adjustments are of a normal and recurring nature.

     The results of operations for the thirteen week periods ended May 3, 1997 and May 4, 1996 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business.

2. Inventories are stated at the lower of cost or market. A physical inventory to determine actual cost of merchandise sold is taken at least two times per year.

3. Net income per share is computed using the weighted average number of common shares outstanding during each period.

4.   The Company opened one new store on April 11, 1997.


                                                             Page 6 of 11 pages.

                                  GANTOS, INC.

                           MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 3, 1997 COMPARED TO THIRTEEN WEEKS ENDED MAY 4, 1996

The following table indicates the percentage relationships to net sales of various revenue and expense items for the thirteen-week periods ended May 3, 1997 and May 4, 1996.
                                                            As a percent of net
                                                          sales for the thirteen
                                                                weeks ended
                                                          ----------------------
                                                             May 3,       May 4,
                                                              1997          1996
                                                            -------      -------
Net sales                                                   100.0%       100.0%

Cost of sales (including buying,
  distribution and occupancy costs)                         (77.3)       (76.7)
                                                            -----        -----

Gross income                                                 22.7         23.3

Selling, general and administrative expense                 (21.1)       (19.3)

Finance charge and other revenue                              2.7          2.2
                                                            -----        -----

Operating income                                              4.3          6.2

Interest expense                                             (1.1)        (1.1)
                                                            -----        -----

Income before income taxes                                    3.2          5.1

Income taxes                                                    -            -
                                                            -----        -----

Net income                                                    3.2%         5.1%
                                                            -----        -----
                                                            -----        -----


Net sales for the thirteen weeks ended May 3, 1997 were approximately $45.6 million, a decrease of approximately $4.8 million, compared to net sales of approximately $50.4 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 10%, or $5.0 million, for the first quarter of 1997 compared to the same period in the prior year. The 10% decrease in comparable store sales is comprised of a 7.8% decrease in unit sales, a 3.0% decrease in average sales dollars per unit, and an increase of 0.8% due to a change in merchandise mix. The Company experienced negative comparable store sales during the first quarter and management expects this trend to continue into the second quarter. The Company opened one new store in April 1997.


                                                             Page 7 of 11 pages.

Cost of sales for the thirteen weeks ended May 3, 1997, decreased $3.4 million, while increasing as a percent of net sales to 77.3% compared to 76.7% in the thirteen weeks ended May 4, 1996. The increase in cost of sales, as a percentage of net sales, is primarily the result of decreased sales volume with consistent buying, distribution and occupancy costs and lower vendor allowances, partially offset by lower markdowns, all as a percentage of net sales.

Selling, general and administrative (SG&A) expense for the thirteen weeks ended May 3, 1997 decreased approximately $155,000, compared to the same period in the prior fiscal year. The decrease is primarily due to continued cost control measures at the store and corporate levels. As a percent of net sales, SG&A expense increased from 19.3% to 21.1% for the thirteen weeks ended May 3, 1997, primarily as a result of lower sales.

Finance charge and other revenue increased approximately $100,000 in the first quarter of 1997 compared to the first quarter of 1996. The increase is primarily the result of an increased late fee policy implemented on the Gantos charge card in March 1997, partially offset by a decrease in finance charge income during the first quarter of 1997 due to a lower average outstanding balance of Gantos credit card receivables compared to the same period in the prior fiscal year. The decrease in the receivable balances is primarily the result of lower sales and lower use of the Gantos charge card. Finance charge income is expected to remain lower than last year due to sales volume.

Interest expense decreased approximately $57,000 during the thirteen weeks ended May 3, 1997, compared to the same period in the prior fiscal year. The decrease is primarily the result of payments made on the long-term debt during 1996 and the first quarter of 1997.

The effective income tax rate varies from the statutory rate of 35% due to the effect of the graduated tax rate and the reversal of valuation allowances during the quarter.

These factors resulted in net income of approximately $1.5 million, or $0.19 per share, in the first quarter of 1997 compared to net income of $2.5 million, or $0.34 per share, in the first quarter of 1996.



                                                             Page 8 of 11 pages.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.3 million in the first quarter of 1997 compared to $2.2 million in the same period a year ago. The decrease was primarily due to lower net income in 1997 compared to 1996, an increase in cash used for facilities closings during the first quarter of 1997 compared to 1996, and a larger increase in merchandise inventories in 1997 compared to 1996, due to the beginning of the year inventory levels in 1997 being lower than the beginning of the year inventory levels in 1996. As of May 3, 1997, merchandise inventory levels per store are consistent with prior year levels. These uses of cash are partially offset by a decrease in accounts receivable compared to an increase in the prior year due to decreased sales volume on the Gantos charge card in 1997 and a smaller decrease in accrued items due primarily to the timing of payments.

Net cash used by financing activities in the first quarter of 1997 was approximately $1.8 million compared to net cash used of approximately $390,000 in the same period a year ago. The increase in cash used is the result of a payment of $1.8 million made in April 1997 with respect to the long-term Notes.

The Company has a revolving credit agreement expiring March 31, 2000, with Fleet Bank N.A. (formerly NatWest Bank N.A.) and LaSalle National Bank with a maximum commitment of $40 million, subject to a borrowing base formula and lender reserves. As of June 6, 1997, the Company had $1.2 million in borrowings and $2.1 million in letters of credit outstanding under this facility. As of June 6, 1997, approximately $28.4 million was available for borrowing under this facility. During the first quarter of 1997, the weighted average interest rate under this facility was 9.5%.

The Company expects its cash on hand, cash flow from operations and borrowings under the Fleet facility to be sufficient to meet its capital expenditure, working capital and other liquidity needs during the remainder of 1997. Capital expenditures for 1997 are estimated to be $6.0 million. These amounts are expected to be used primarily to remodel and refixture approximately one to five existing stores in 1997, build out the new Grand Rapids support and distribution facilities, open one to five new stores and make various computer enhancements.

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


                                                             Page 9 of 11 pages.

                           PART II. OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               10.1 1997 Gantos, Inc. Executive Bonus Plan, adopted May 20,
                    1997.

               27   Financial Data Schedule

          (b) No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.


                                                            Page 10 of 11 pages.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 16, 1997



                                                     GANTOS, INC.
                                          -----------------------------------
                                                     (Registrant)





                                          By:    /S/    ARLENE H. STERN
                                               -------------------------------
                                                       ARLENE H. STERN
                                               ITS PRESIDENT AND CHIEF EXECUTIVE
                                               OFFICER (DULY AUTHORIZED OFFICER
                                               AND PRINCIPAL FINANCIAL OFFICER)


                                                            Page 11 of 11 pages.

                                  EXHIBIT INDEX


DOCUMENT NUMBER AND DESCRIPTION



10.1      1997 Gantos, Inc. Executive Bonus Plan, adopted May 20, 1997.

27        Financial Data Schedule