Form 10-Q
period 1997-08-02
GANTOS INC
filed 1997-09-16
CIK 791182

d

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
---
    Exchange Act of 1934.

For the quarterly period ended   August 2, 1997  or
                               ----------------

    Transition report pursuant to Section 13 or 15(d) of the Securities
---
    Exchange Act of 1934.

For the transition period from                      to
                               --------------------     --------------------

Commission file number         0-14577
                        --------------------------

                                 Gantos, Inc.
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


             Michigan                                      38-1414122
---------------------------------                  ---------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


   1266 E. Main Street, Fifth Floor, Stamford, Connecticut             06902
------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:       (203) 358-0294
                                                     -------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X              No
                             -----------            ----------


    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes     X              No
                             -----------            ----------


Number of shares of common stock outstanding at September 8, 1997:  7,547,293
                                                                    ----------

                                      GANTOS, INC.

                                                                Page
                                                               Number
                                                               ------

PART  I. FINANCIAL INFORMATION

         Statements of Income (Loss)                             3

         Balance Sheets                                          4

         Statements of Cash Flows                                5

         Notes to Financial Statements                          6-7

         Management's Discussion and Analysis of
         Results of Operations and Financial Condition          8-11


PART II. OTHER INFORMATION

         Submission of Matters to a Vote
         of Security Holders                                    12

         Exhibits and Reports on Form 8-K                       12

         Signatures                                             13







                                                     Page 2 of 13 pages.

                                  GANTOS, INC.

                           STATEMENTS OF INCOME (LOSS)
             (Amounts in thousands, except per share and store data)


                                               13 Weeks Ended          26 Weeks Ended
                                            ---------------------    --------------------
                                              Aug. 2,    Aug. 3,      Aug. 2,     Aug. 3,
                                               1997       1996         1997        1996
                                            ---------    --------    ---------   --------

Net sales                                    $35,816     $41,809      $81,380     $92,174

Cost of sales (including buying,
  distribution and occupancy costs)          (31,651)    (35,058)     (66,867)    (73,741)
                                          ----------   ---------    ---------   ---------

Gross income                                   4,165       6,751       14,513      18,433

Selling, general and administrative
  expense                                     (9,196)     (8,881)    (18,785)     (18,554)

Credit for facilities closings and other         703          -           703          -

Finance charge and other revenue               1,218       1,119        2,429       2,231
                                          ----------   ---------    ---------   ---------

Operating income                              (3,110)     (1,011)      (1,140)      2,110

Interest expense                                (437)       (581)        (952)     (1,153)
                                          ----------   ---------    ---------   ---------

Income (loss) before income taxes             (3,547)     (1,592)      (2,092)        957

Income taxes                                      -           -            -           -
                                          ----------   ---------    ---------   ---------

Net income (loss)                            $(3,547)    $(1,592)     $(2,092)    $   957
                                          ----------   ---------    ---------   ---------
                                          ----------   ---------    ---------   ---------

Net income (loss) per share                   $(0.47)     $(0.21)      $(0.28)     $ 0.13
                                              ------      ------       ------      ------
                                              ------      ------       ------      ------

Outstanding shares                         7,547,293   7,577,952    7,547,293   7,577,952
                                          ----------   ---------    ---------   ---------
                                          ----------   ---------    ---------   ---------

Estimated weighted average
  shares outstanding                       7,540,655   7,578,397    7,543,517   7,578,009
                                          ----------   ---------    ---------   ---------
                                          ----------   ---------    ---------   ---------

Stores open at end of period                     115         114          115         114
                                                 ---         ---          ---         ---
                                                 ---         ---          ---         ---


                See accompanying notes to financial statements.

                                                             Page 3 of 13 pages.

                                  GANTOS, INC.

                                 BALANCE SHEETS
                    (Amounts in thousands, except share data)

ASSETS                                                   Aug. 2,    February 1,   Aug. 3,
------                                                    1997         1997        1996
                                                        --------     --------    --------

Current assets:
  Cash and cash equivalents                              $ 1,059      $ 4,346    $  4,088
  Accounts receivable, less
    allowance for doubtful accounts
    of $614, $636 and $556 at
    August 2, 1997, February 1, 1997 and
    August 3, 1996, respectively                          18,650       21,973      21,675
  Merchandise inventories                                 22,476       22,373      22,474
  Prepaid expenses and other                               3,101        3,171       2,778
                                                        --------     --------    --------
    Total current assets                                  45,286       51,863      51,015
                                                        --------     --------    --------
Property and equipment, at cost:
  Leasehold improvements                                  28,961       30,168      28,804
  Furniture and fixtures                                  29,319       32,159      31,409
  Other                                                    1,791           52       1,351
                                                        --------     --------    --------
    Total property and equipment                          60,071       62,379      61,564
Less - Accumulated depreciation
  and amortization                                       (46,200)     (48,384)    (46,001)
                                                        --------     --------    --------
    Net property and equipment                            13,871       13,995      15,563

                                                        --------     --------    --------
Total assets                                             $59,157      $65,858    $ 66,578
                                                        --------     --------    --------
                                                        --------     --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                       $ 9,737      $10,749    $ 11,930
  Accrued expenses and other                               8,758       10,307      10,476
  Current provision for facilities closings                   -         1,567       2,409
                                                        --------     --------    --------
    Total current liabilities                             18,495       22,623      24,815
                                                        --------     --------    --------
Long-term debt                                            11,364       11,940      11,940
                                                        --------     --------    --------
Shareholders' equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized; none issued
  Common stock, $.01 par value, 20,000,000
    shares authorized; approximately 7,547,000
    issued and outstanding at August 2, 1997,
    7,563,000 issued and outstanding at
    February 1, 1997 and 7,578,000 issued and
    outstanding at August 3, 1996                             76           76          76
  Additional paid-in capital                              40,892       40,798      40,705
  Accumulated deficit                                    (11,670)      (9,579)    (10,958)
                                                        --------     --------    --------
    Total shareholders' equity                            29,298       31,295      29,823
                                                        --------     --------    --------
Commitments                                                   -            -           -
                                                        --------     --------    --------
Total liabilities and shareholders' equity               $59,157      $65,858    $ 66,578
                                                        --------     --------    --------
                                                        --------     --------    --------

                 See accompanying notes to financial statements.

                                                              Page 4 of 13 pages

                                GANTOS, INC.

                          STATEMENTS OF CASH FLOWS
                                (Thousands)

                                                      26 Weeks Ended
                                                   ----------------------
                                                      Aug. 2,     Aug. 3,
                                                       1997        1996
                                                   ---------    --------
Cash flows from operating activities:
  Net income (loss)                                  $(2,092)    $   957
                                                   ---------    --------
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by
    operating activities:
       Credit for facilities closings and other         (703)         -
       Cash used for store closings                     (785)         (7)
       Depreciation and amortization                   2,558       2,524
       Restricted stock compensation expense              55          95
       Changes in assets and liabilities:
         Accounts receivable                           3,322         945
         Merchandise inventories                        (103)      1,480
         Prepaid expenses and other                       71          73
         Accounts payable                             (1,011)       (189)
         Accrued expenses and other                   (1,627)     (2,241)
                                                   ---------    --------
            Total adjustments                          1,777       2,680

  Net cash provided (used) by operating
  activities                                            (315)      3,637
                                                   ---------    --------

Cash flows from investing activities:
  Capital expenditures                                (2,356)       (724)
                                                   ---------    --------
Net cash used by investing activities                 (2,356)       (724)
                                                   ---------    --------

Cash flows from financing activities:
  Principal payments under capital lease
    obligations and other long-term debt              (2,570)       (455)
  Net borrowings under revolving
    credit notes payable                               1,993          -
  Issuance of Common Stock                                40          -
  Other                                                  (79)        177
                                                   ---------    --------
Net cash used by financing activities                   (616)       (278)
                                                   ---------    --------

Net increase (decrease) in cash
    and cash equivalents                              (3,287)      2,635
Cash and cash equivalents at beginning
  of period                                            4,346       1,453
                                                   ---------    --------
Cash and cash equivalents at end of period           $ 1,059     $ 4,088
                                                   ---------    --------
                                                   ---------    --------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
  Interest (net of amount capitalized)               $   864      $  903
  Income taxes                                       $    79      $   28




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

     The accompanying interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented and necessary to present fairly the financial position as of August 2, 1997, February 1, 1997 and August 3, 1996, the results of operations for the thirteen and twenty-six weeks ended August 2, 1997 and August 3, 1996, and cash flows for the thirteen and twenty-six weeks ended August 2, 1997 and August 3, 1996. All adjustments are of a normal and recurring nature, except for the credit for facilities closings described in Note 6.

     The results of operations for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business.

2. Inventories are stated at the lower of cost or market. A physical inventory to determine actual cost of merchandise sold is taken at least two times per year.

3. Net income per share is computed using the weighted average number of common shares outstanding during each period.

4. The Company opened one new store on April 11, 1997. The Company plans to open one additional new store on October 24, 1997.

5. The Fleet Facility has certain financial covenants. In part because of the net loss reported by the Company for the twenty-six weeks ended August 2, 1997, the Company would not have been in compliance with the covenant concerning earnings before interest, taxes, depreciation and amortization for four quarters ended August 2, 1997 had Fleet Bank N.A. and LaSalle National Bank not granted a waiver of such covenant for such period.


                                                        Page 6 of 13 pages.

6. During the twenty-six weeks ended August 2, 1997, the Company completed the relocation of the corporate office and distribution center. Costs incurred in relation to this relocation were charged against the provision for facilities closings during this period. The total costs incurred were less than the amount accrued and as such a credit for facilities closings and other was recorded during the period for $0.7 million.





                                                        Page 7 of 13 pages.

                                GANTOS, INC.

                        MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1997, COMPARED TO
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 3, 1996.

The following table indicates the percentage relationships to net sales of various revenue and expense items for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996.



                                            As a percent of net      As a percent of net
                                           sales for the thirteen   sales for the twenty-
                                                 weeks ended           six weeks ended
                                           ----------------------   ----------------------
                                               Aug. 2,    Aug. 3,      Aug. 2,    Aug. 3,
                                                1997       1996         1997       1996
                                             -------      ------       ------      ------

Net sales                                      100.0%      100.0%       100.0%      100.0%

Cost of sales (including buying,
  distribution and occupancy costs)            (88.4)      (83.9)       (82.2)      (80.0)
                                             -------      ------       ------      ------

Gross income                                    11.6        16.1         17.8        20.0

Selling, general and
  administrative expense                       (25.7)      (21.2)       (23.1)      (20.1)

Credit for facilities closings and other         2.0          -           0.9          -

Finance charge and other revenue                 3.4         2.7          3.0         2.4
                                             -------      ------       ------      ------

Operating income (loss)                         (8.7)       (2.4)        (1.4)        2.3

Interest expense                                (1.2)       (1.4)        (1.2)       (1.3)
                                             -------      ------       ------      ------

Income (loss) before income taxes               (9.9)       (3.8)        (2.6)        1.0

Income taxes                                      -           -           -            -
                                             -------      ------       ------      ------

Net income (loss)                               (9.9)%      (3.8)%       (2.6)%       1.0 %
                                             -------      ------       ------      ------
                                             -------      ------       ------      ------




Net sales for the thirteen weeks ended August 2, 1997 were approximately $35.8 million, a decrease of approximately $6.0 million, compared to net sales of approximately $41.8 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 15%, or $6.4 million, for the second quarter of 1997 compared to the same period in 1996. The 15% decrease in comparable store sales is comprised of a 22% decrease in unit sales, a 2% decrease due to a change in merchandise mix and a 9% increase in average sales dollars per unit.

Net sales for the twenty-six weeks ended August 2, 1997 were approximately $81.4 million, a decrease of approximately $10.8 million, compared to net sales of approximately $92.2 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 13%, or $11.6 million, for the first two quarters of 1997 compared to the same period in 1996. The 13% decrease in comparable store sales is comprised of a 15% decrease in unit sales a 1% decrease due to a change in merchandise mix, partially offset by a 3% increase in average sales dollars per unit. The Company opened one new store in April 1997 and expects to open another store in October 1997. The Company experienced negative

                                                           Page 8 of 13 pages.

comparable store sales during the second quarter and management expects this trend to continue into the third quarter.

Cost of sales decreased $3.4 million in the thirteen weeks ended August 2, 1997 compared to the prior fiscal year. Cost of sales, as a percent of net sales, increased to 88.4% in the thirteen weeks ended August 2, 1997, compared to 83.9% in the same period in the prior fiscal year. Cost of sales decreased $6.9 million in the twenty-six weeks ended August 2, 1997 compared to the prior fiscal year. Cost of sales, as a percent of net sales, increased to 82.2% in the twenty-six weeks ended August 2, 1997, compared to 80.0% in the same period in the prior fiscal year.

The increase in cost of sales, as a percent of net sales, for the thirteen and twenty-six weeks ended August 2, 1997 is primarily the result of decreased sales volume with consistent buying, distribution and occupancy costs, higher shrinkage expense and lower markups and vendor allowances, partially offset by lower net markdowns for the period compared to a year ago.

Selling, general and administrative (SG&A) expense for the thirteen and twenty-six weeks ended August 2, 1997 increased approximately $315,000 and $231,000, respectively, compared to the same periods in the prior fiscal year. The increase in SG&A for the thirteen weeks ended August 2, 1997 is primarily due to corporate salaries as a result of officers hired since August 3, 1996 and the one-time moving costs associated with the relocation of the Company's merchandising operations to Stamford, Connecticut, partially offset by continued cost control measures taken at the store and corporate levels during the second quarter. As a percent of net sales, SG&A expense increased from 21.2% to 25.7% for the thirteen weeks ended August 2, 1997 primarily as a result of lower sales.

The increase in SG&A for the twenty-six weeks ended August 2, 1997 is primarily due to corporate salaries as a result of officers hired since August 3, 1996 and an increase in moving costs incurred during the second quarter, partially offset by continued cost control measures taken at the store and corporate levels during the first and second quarters. As a percent of net sales, SG&A expense increased from 20.1% to 23.1% for the twenty-six weeks ended August 2, 1997 primarily as a result of lower sales.

During the thirteen weeks ended August 2, 1997, the Company recorded a Credit for Facilities Closings and Other of $0.7 million. During the second quarter of 1997, the Company completed the relocation of its corporate offices and distribution center facilities for less than the amounts accrued.

Finance charge and other revenue increased $99,000 to 3.4% of net sales and $198,000 to 3.0% of net sales for the thirteen and twenty-six weeks ended August 2, 1997, respectively, compared to the same periods in the prior fiscal year. The increases in both the thirteen and twenty-six weeks ended August 2, 1997 were primarily due to the increased late fee policy implemented on the Gantos charge card in March 1997, partially offset by a decrease in finance charge income during the first half of 1997 due to a lower average outstanding balance of Gantos credit card receivables compared to the same period in the prior fiscal year. The decrease in the receivable balances is primarily the result of lower sales and lower use of the Gantos charge card. Finance charge income is expected to remain lower than last year due to sales volume.

Interest expense for the thirteen and twenty-six weeks ended August 2, 1997 decreased approximately $144,000 and $201,000, respectively, compared to the same periods in the prior fiscal year. The decrease for both periods is primarily due to the completion of loan fee amortization in March 1997 and to payments made on the long-term debt during 1996 and the first quarter of 1997.

These factors resulted in a net loss of approximately $3.5 million, or $0.47 per share, for the thirteen weeks ended August 2, 1997, compared to a net loss of approximately $1.6 million, or $0.21 per share, in the same period of the prior year. For the twenty-six weeks ended August 2, 1997, the Company reported a net loss of approximately $2.1 million, or $0.28 per share, compared to net income of approximately $957,000, or $0.13 per share, in the same period of the prior year.

                                                           Page 9 of 13 pages.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities totaled $0.3 million in the first half of 1997 compared to net cash provided by operating activities of $3.6 million in the same period a year ago. The decrease was primarily due to a net loss this year (net of non-cash items) compared to net income last year, an increase in the amount of cash used for facilities closings this year, an increase in merchandise inventories this year compared to a decrease last year, and a larger decrease in accounts payable. These amounts are partially offset by a larger decrease in accounts receivable this year than last year and a smaller decrease in accrued expense and other. The increase in merchandise inventory this year is due to the beginning of the year inventory levels in 1997 being lower than the beginning of the year inventory levels in 1996. The larger decrease in accounts payable and the smaller decrease in accrued expense and other is the result of the timing of payments and the effects of lower sales volumes. The larger decrease in accounts receivable this year is due to lower sales on the Gantos charge card. The Company expects the accounts receivable balance to remain lower than last year levels for the remainder of 1997.

Net cash used by financing activities in the first half of 1997 was $0.6 million compared to net cash used of approximately $0.3 million in the same period a year ago. Cash used in 1997 represents payments made on the long-term notes of $2.6 million offset by increased borrowing on the revolving credit agreement of $2.0 million. In the same period of 1996, the Company made $0.5 million in payments on the long-term notes and did not borrow any amounts under the revolving credit agreement.

As of September 8, 1997, the Company had $6.0 million in borrowings and $2.9 million in letters of credit outstanding under the facility. As of September 8, 1997, approximately $19.8 million was available for borrowing under this facility. During the first two quarters of 1997, the weighted average interest rate under this facility was 9.75%. The Fleet Facility has certain financial covenants. In part because of the net loss reported by the Company for the twenty-six weeks ended August 2, 1997, the Company would not have been in compliance with the covenant concerning earnings before interest, taxes, depreciation and amortization for the four quarters ended August 2, 1997 had Fleet Bank N.A. and LaSalle National Bank not granted a waiver of such covenant for such period.

The Company expects its cash on hand, cash flow from operations and borrowings under the Fleet facility to be sufficient to meet its capital expenditure, working capital and other liquidity needs during the remainder of 1997. Capital expenditures for 1997 are estimated to be $5.0 million. These amounts are expected to be used primarily to remodel and refixture up to three existing stores, open one additional new store and make various computer enhancements, in addition
                                                         Page 10 of 13 pages.

to the new store opened in April 1997 and the build out of the Grand Rapids support and distribution facilities in the second quarter.

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

                                                          Page 11 of 13 pages.

                         PART II. OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Shareholders of Gantos, Inc. was held on June 19, 1997, for the purpose of electing three directors. At the annual meeting, the following persons were elected as directors of Gantos, Inc. to serve until the 2000 Annual Meeting of Shareholders and until their respective successors were duly elected and qualified or until their earlier death, resignation or removal and the following votes were cast for or were withheld from voting with respect to the election of each such person:

                                               Votes
                                       -----------------------
                                         For          Withheld
                                       -----------------------
    Arlene H. Stern                    6,284,042        57,828
    Fred K. Schomer                    6,281,916        59,828
    Erwin A. Marks                     6,293,416        48,454

There were no abstentions or broker non-votes in connection with the election of the directors at the annual meeting. In addition, the terms of office of L. Douglas Gantos, Hannah H. Strasser, Mary
Elizabeth Burton, Elizabeth M. Eveillard and S. Amanda Putnam continued after the meeting.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         10.1 Letter of Employment dated August 19, 1997 between
              Gantos, Inc. and Mr. David C. Nelson.

         10.2 Waiver Agreement dated as of July 31, 1997 among
              Gantos, Inc., Fleet Bank N.A. and LaSalle National
              Bank.

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



Date:  September 16, 1997



                                              GANTOS, INC.
                                       ----------------------------
                                             (Registrant)





                                By:  /S/    DAVID C. NELSON
                                  -----------------------------------
                                           DAVID C. NELSON
                                    ITS SENIOR VICE PRESIDENT AND
                                    CHIEF FINANCIAL OFFICER (DULY
                                  AUTHORIZED OFFICER AND PRINCIPAL
                                         FINANCIAL OFFICER)












                                               Page 13 of 13 pages.

                                 EXHIBIT INDEX


DOCUMENT NUMBER AND DESCRIPTION

10.1 Letter of Employment dated August 19, 1997 between Gantos, Inc. and Mr. David C. Nelson.

10.2 Waiver Agreement dated as of July 31, 1997 among Gantos, Inc., Fleet Bank N.A. and LaSalle National Bank.

27.1   Financial Data Schedule