Form 10-Q
period 1997-11-01
GANTOS INC
filed 1997-12-16
CIK 791182

                                  UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934.

For the quarterly period ended   November 1, 1997   or
                               -------------------

    Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934.

For the transition period from                      to
                               --------------------    ----------------------

Commission file number     0-14577
                       ---------------

                                  Gantos, Inc.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Michigan                                        38-1414122
------------------------------------                   ----------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

 1266 E. Main Street, Fifth Floor, Stamford, Connecticut             06902
---------------------------------------------------------          ----------
        (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       (203) 358-0294
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

                         Yes    X              No
                             -------              -------

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes    X              No
                             -------              -------

Number of shares of common stock outstanding at December 9, 1997:  7,555,636
                                                                  -----------

                                  GANTOS, INC.

                                                           Page
                                                          Number
                                                          ------
PART  I. FINANCIAL INFORMATION

         Statements of Income (Loss)                         3

         Balance Sheets                                      4

         Statements of Cash Flows                            5

         Notes to Financial Statements                      6-7

         Management's Discussion and Analysis of
         Results of Operations and Financial Condition     8-12

         Quantitative and Qualitative Disclosures
         about Market Risk                                   12

PART II. OTHER INFORMATION

         Exhibits and Reports on Form 8-K                   13

         Signatures                                         14


                                                             Page 2 of 14 pages

                                   GANTOS, INC.

                             STATEMENTS OF INCOME (LOSS)
               (Amounts in thousands, except per share and store data)

                                               13 Weeks Ended               39 Weeks Ended
                                          ------------------------     -----------------------
                                            Nov. 1,       Nov. 2,       Nov. 1,       Nov. 2,
                                             1997          1996          1997          1996
                                          ---------      ---------     ---------     ---------
Net sales                                  $ 35,478       $ 41,716      $116,858     $ 133,890

Cost of sales (including buying,
  distribution and occupancy costs)         (30,027)       (33,502)      (96,895)     (107,243)
                                          ---------      ---------     ---------     ---------

Gross income                                  5,451          8,214        19,963        26,647

Selling, general and administrative
  expense                                    (9,432)        (9,003)      (28,216)      (27,557)

Credit for facilities closings and other          -              -           703             -

Finance charge and other revenue              1,164          1,093         3,593         3,324
                                          ---------      ---------     ---------     ---------

Operating income (loss)                      (2,817)           304        (3,957)        2,414

Interest expense                               (571)          (579)       (1,523)       (1,732)
                                          ---------      ---------     ---------     ---------

Income (loss) before income taxes            (3,388)          (275)       (5,480)          682

Income taxes                                      -              -             -             -
                                          ---------      ---------     ---------     ---------

Net income (loss)                          $ (3,388)      $   (275)     $ (5,480)    $     682
                                          ---------      ---------     ---------     ---------
                                          ---------      ---------     ---------     ---------

Net income (loss) per share                $   (.45)      $  (0.04)     $   (.73)    $    0.09
                                          ---------      ---------     ---------     ---------
                                          ---------      ---------     ---------     ---------

Outstanding shares                        7,555,637      7,571,353     7,555,637     7,571,353
                                          ---------      ---------     ---------     ---------
                                          ---------      ---------     ---------     ---------

Weighted average
  shares outstanding                      7,550,074      7,572,418     7,545,703     7,576,146
                                          ---------      ---------     ---------     ---------
                                          ---------      ---------     ---------     ---------

Stores open at end of period                    116            114           116           114
                                          ---------      ---------     ---------     ---------
                                          ---------      ---------     ---------     ---------

                        See accompanying notes to financial statements.

                                                             Page 3 of 14 pages

                                  GANTOS, INC.

                                 BALANCE SHEETS
                     (Amounts in thousands, except share data)

ASSETS                                               Nov. 1,       February 1,    Nov. 2,
                                                      1997            1997         1996
                                                    --------       -----------   --------
Current assets:
    Cash and cash equivalents                       $  1,127        $  4,346     $    982
    Accounts receivable, less
      allowance for doubtful accounts
      of $625, $636, and $585, at
      November 1, 1997, February 1, 1997 and
      November 2, 1996, respectively                  18,679          21,973       21,361
    Merchandise inventories                           38,264          22,373       32,454
    Prepaid expenses and other                         3,092           3,171        2,727
                                                    --------        --------     --------
      Total current assets                            61,162          51,863       57,524
                                                    --------        --------     --------
Property and equipment, at cost:
    Leasehold improvements                            29,026          30,168       29,404
    Furniture and fixtures                            29,422          32,159       33,320
    Other                                              2,676              52           34
                                                    --------        --------     --------
      Total property and equipment                    61,124          62,379       62,758
Less - Accumulated depreciation
    and amortization                                 (47,211)        (48,384)     (47,103)
                                                    --------        --------     --------
      Net property and equipment                      13,913          13,995       15,655
                                                    --------        --------     --------

Total assets                                        $ 75,075        $ 65,858     $ 73,179
                                                    --------        --------     --------
                                                    --------        --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                $ 16,051        $ 10,749     $ 17,820
    Accrued expenses and other                         8,327          10,307       10,012
    Current provision for facilities closings              -           1,567        2,407
                                                    --------        --------     --------
      Total current liabilities                       24,378          22,623       30,239
                                                    --------        --------     --------
Long-term debt                                        24,769          11,940       13,326
                                                    --------        --------     --------
Shareholders' equity:
    Preferred stock, $.01 par value, 2,000,000
      shares authorized; none issued
    Common stock, $.01 par value, 20,000,000
      shares authorized; approximately 7,556,000
      issued and outstanding at November 1, 1997,
      7,563,000 issued and outstanding at
      February 1, 1997, and 7,571,000 issued
      and outstanding at November 2, 1996                 76              76           76
    Additional paid-in capital                        40,910          40,798       40,772
    Accumulated deficit                              (15,058)         (9,579)     (11,234)
                                                    --------        --------     --------
      Total shareholders' equity                      25,928          31,295       29,614
                                                    --------        --------     --------
Commitments                                                -               -            -
                                                    --------        --------     --------
Total liabilities and shareholders' equity          $ 75,075        $ 65,858     $ 73,179
                                                    --------        --------     --------
                                                    --------        --------     --------


                     See accompanying notes to financial statements.

                                                              Page 4 of 14 pages

                                  GANTOS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Thousands)

                                                            39 Weeks Ended
                                                      -------------------------
                                                       Nov. 1,         Nov. 2,
                                                         1997            1996
                                                      ---------        --------
Cash flows from operating activities:
  Net income (loss)                                   $  (5,480)       $    682
                                                      ---------        --------

  Adjustments to reconcile net income (loss)
   to net cash provided (used) by
   operating activities:
  Credit for facilities closings and other                 (703)              -

    Cash used for store closings                           (863)             (9)
    Depreciation and amortization                         3,656           3,727
    Restricted stock compensation expense                    73             138
    Changes in assets and liabilities:
      Accounts receivable                                 3,293           1,258
      Merchandise inventories                           (15,891)         (8,499)
      Prepaid expenses and other                             79             124
      Accounts payable                                    5,303           5,701
      Accrued expenses and other                         (2,040)         (2,793)
                                                      ---------        --------
        Total adjustments                                (7,093)           (353)
                                                      ---------        --------

Net cash provided (used) by operating activities        (12,573)            329
                                                      ---------        --------

Cash flows from investing activities:
  Capital expenditures                                   (3,430)         (2,072)
                                                      ---------        --------
Net cash used by investing activities                    (3,430)         (2,072)
                                                      ---------        --------

Cash flows from financing activities:
  Principal payments under capital lease
   obligations and other long-term debt                  (3,344)           (455)
  Issuance of Common Stock                                   59              33
  Net borrowings under revolving credit
   notes payable                                         16,172           1,385
  Other                                                    (103)            309
                                                      ---------        --------
Net cash provided by financing activities                12,784           1,272
                                                      ---------        --------

Net decrease in cash and cash
 equivalents                                             (3,219)           (471)
Cash and cash equivalents at beginning of period          4,346           1,453
                                                      ---------        --------
Cash and cash equivalents at end of period            $   1,127        $    982
                                                      ---------        --------
                                                      ---------        --------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
  Interest (net of amount capitalized)                $   1,367        $  1,193
  Income taxes                                        $      92        $     34

                 See accompanying notes to financial statements.

                                                             Page 5 of 14 pages

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

    The accompanying interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented and necessary to present fairly the financial position as of November 1, 1997, February 1, 1997 and November 2, 1996 and the results of operations for the thirteen and thirty-nine weeks ended November 1, 1997 and November 2, 1996, and cash flows for the thirty-nine weeks ended November 1, 1997 and November 2, 1996. All adjustments are of a normal and recurring nature, except for the credit for facilities closings described in Note 7.

    The results of operations for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business.

2. Inventories are stated at the lower of cost or market. A physical inventory to determine actual cost of merchandise sold is taken at least two times per year.

3. Net income per share is computed using the weighted average number of common shares outstanding during each period.

4. The Company opened one new store on April 11, 1997, and one new store on October 31, 1997.

5. The Fleet Facility has certain financial covenants. In part because of the net loss reported by the Company for the twenty-six weeks ended August 2, 1997, the Company would not have been in compliance with the covenant concerning earnings before interest, taxes, depreciation and amortization for the four quarters ended August 2, 1997 had Fleet Bank N.A. and LaSalle National Bank not granted a waiver of such covenant for such period. On October 8, 1997, the Company entered into Amendment No.3 to the Fleet Facility (the Third Amendment). The Third Amendment provides for an adjustment to the interest rates, beginning in fiscal 1998, based upon financial performance, an increase in the loan advance rate on inventory during the months of October through January, and adjustments to the financial covenants so that compliance with the financial covenants is based on a liquidity test as long as minimum levels of liquidity are maintained. It also provides that if the Company prepays its 12.75% Notes outstanding under its Indenture, it must pay Fleet Bank a fee of $750,000 and the loan advance rate on inventory is reduced to pre-amendment levels. The total commitment and term remain the same.

                                                             Page 6 of 14 pages

6. The Indenture, under which the Company's 12.75% Notes were issued, contains certain financial covenants. In part, because of the net loss reported by the Company for the thirty-nine weeks ended November 1, 1997, the Company was not in compliance with the earnings before interest, taxes, depreciation, and amortization covenant for both quarters ended August 2, 1997, and November 1, 1997, and it was not in compliance with the interest coverage ratio covenant for the quarter ended November
    1, 1997. As of December 9, 1997, $8.6 million in principal amount of Notes were outstanding. On December 15, 1997, the Company entered into Supplemental Indenture No. 1 and an Agreement with the trustee and principal holder of the Notes, respectively, to waive existing EBITDA and interest coverage ratio defaults and to revise some of the financial covenants under the Indenture, in exchange for the payment of approximately $400,000 plus expenses to the Trustee for the benefit of the Note holders. The indenture, as amended, continues to require a minimum net worth of $20 million at the end of each quarter. As of November 1, 1997, the Company's net worth was approximately $25.9 million. Management believes the Company will be able to meet the terms of the amended Indenture, including the net worth covenant, for the next twelve months assuming the Company can generate the profit and cash flow associated with sales volume that is at least at the same level as that of the current year.

7. During the thirty-nine weeks ended November 1, 1997, the Company completed the relocation of the corporate office and distribution center. Costs incurred in relation to this relocation were charged against the provision for facilities closings during this period. The total costs incurred were less than the amount accrued and as such a credit for facilities closings and other was recorded during the period for $0.7 million.

                                                             Page 7 of 14 pages

                                  GANTOS, INC.
                          MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

      THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO
           THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996.

The following table indicates the percentage relationships to net sales of various revenue and expense items for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996.


                                         As a percent of net      As a percent of net
                                       sales for the thirteen    sales for the thirty-
                                             weeks ended           nine weeks ended
                                       ----------------------    ---------------------
                                         Nov. 1,    Nov. 2,       Nov. 1,    Nov. 2,
                                          1997       1996          1997       1996
                                         -------    -------       -------    -------
Net sales                                100.0%     100.0%        100.0%     100.0%

Cost of sales (including buying,
  distribution and occupancy costs)      (84.6)     (80.3)        (82.9)     (80.1)
                                         -------    -------       -------    -------

Gross income                              15.4       19.7          17.1       19.9

Selling, general and
  administrative expense                 (26.6)     (21.6)        (24.2)     (20.6)

Credit for facilities
closings and other                          -          -            0.6         -

Finance charge and other revenue           3.3        2.6           3.1        2.5
                                         -------    -------       -------    -------

Operating income (loss)                   (7.9)       0.7          (3.4)       1.8

Interest expense                          (1.6)      (1.4)         (1.3)      (1.3)
                                         -------    -------       -------    -------

Income (loss) before income taxes         (9.5)      (0.7)         (4.7)       0.5

Income taxes                                -          -             -          -
                                         -------    -------       -------    -------

Net income (loss)                         (9.5)%     (0.7)%        (4.7)%      0.5%
                                         -------    -------       -------    -------
                                         -------    -------       -------    -------


Net sales for the thirteen weeks ended November 1, 1997 were approximately $35.5 million, a decrease of approximately $6.2 million, compared to net sales of approximately $41.7 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 15.7%, or $6.6 million, for the third quarter of 1997 compared to the same period in 1996. The 15.7% decrease in comparable store sales is comprised of a 23.2% decrease in unit sales and a 2.2% decrease due to a change in the merchandise mix, partially offset by a 9.7% increase in average sales dollars per unit.

Net sales for the thirty-nine weeks ended November 1, 1997 were approximately $116.9 million, a decrease of approximately $17.0 million, compared to net sales of approximately $133.9 million in the same period of the prior fiscal year. Net sales

                                                             Page 8 of 14 pages
for stores in operation throughout both periods decreased 13.4%, or $18.0 million, for the first three quarters of 1997 compared to the same period in 1996. The 13.4% decrease in comparable store sales is comprised of a 17.7% decrease in unit sales and a 0.7% decrease due to a change in merchandise mix, partially offset by a 5.0% increase in average sales dollars per unit.

The Company opened two new stores in 1997. The Company experienced negative comparable store sales during the first three quarters of 1997 and management expects the negative comparable store sales trend to continue into the fourth quarter.

Cost of sales decreased $3.5 million in the thirteen weeks ended November 1, 1997, compared to the prior fiscal year. Cost of sales, as a percent of net sales, increased to 84.6% in the thirteen weeks ended November 1, 1997, compared to 80.3% in the same period in the prior fiscal year. Cost of sales decreased $10.3 million in the thirty-nine weeks ended November 1, 1997, compared to the prior fiscal year. Cost of sales, as a percent of net sales, increased to 82.9% in the thirty-nine weeks ended November 1, 1997, compared to 80.1% in the same period in the prior fiscal year. The increase in cost of sales, as a percent of net sales, for the thirteen weeks ended November 1, 1997, is primarily the result of decreased sales volume with consistent buying, distribution and occupancy costs, higher net markdowns and lower vendor allowances, partially offset by higher markups and lower shrinkage expenses. This trend of increased cost of goods sold is expected to continue into the fourth quarter.

The increase in cost of sales, as a percent of net sales, for the thirty-nine weeks ended November 1, 1997, is primarily the result of decreased sales volume with consistent buying, distribution and occupancy costs, and lower vendor allowances, partially offset by lower net markdowns and higher markups for the period compared to a year ago.

Selling, general and administrative expense for the thirteen and thirty-nine weeks ended November 1, 1997 increased approximately $429,000 and $659,000, respectively, compared to the same periods in the prior fiscal year. The increase in SG&A for both the thirteen and thirty-nine weeks ended November 1, 1997 is primarily due to corporate salaries as a result of officers hired in 1996, the moving costs associated with the relocation of the Company's merchandising operations to Stamford, Connecticut, an increase in maintenance and dues expense as a result of a rent settlement made to one of the Company's store landlords, and an increase in net advertising expense due to the Company's increased volume of private label merchandise produced for the stores resulting in decreased vendor participation in advertising co-op programs, partially offset by continued cost control measures taken at the store and corporate levels during 1997 compared to 1996. As a percent of net sales, SG&A expense increased from 21.6% to 26.6% for the thirteen weeks ended November 1, 1997, and from 20.6% to 24.2% for the thirty-nine weeks ended November 1, 1997, primarily as a result of lower sales and the expense increases described above.

During the second quarter of 1997, the Company recorded a Credit for Facilities Closings and Other of $0.7 million. During the second quarter of 1997, the Company completed the relocation of its corporate offices and distribution center facilities for less than the amounts accrued.

Finance charge and other revenue increased $71,000 to 3.3% of net sales and $269,000 to 3.1% of net sales for the thirteen and thirty-nine weeks ended November 1, 1997, respectively, compared to the same periods in the prior fiscal year. The increases in both the thirteen and thirty-nine weeks ended November 1, 1997 were primarily due to the increased late fee policy implemented on the Gantos charge card in March 1997, partially offset by a decrease in finance charge income during the first nine months of 1997 due to a lower average outstanding balance of Gantos credit card

                                                             Page 9 of 14 pages
receivables compared to the same period in the prior fiscal year. The decrease in the receivable balances is primarily the result of lower sales, lower use of the Gantos charge card, and faster payment of balances. Finance charge income is expected to remain lower than last year due to sales volume.

Interest expense remained flat for the thirteen weeks ended November 1, 1997, and decreased approximately $209,000 for the thirty-nine weeks ended November 1, 1997, compared to the same periods in the prior fiscal year. The decrease in interest expense for the thirty-nine weeks ended November 1, 1997 is primarily due to the completion of loan fee amortization in March 1997 and to payments made on the long-term debt during 1996 and the first nine months of 1997, partially offset by increased borrowings under the Fleet Facility. As a result of the recent amendment to the Fleet Facility, the Company expects the interest rates under the Fleet Facility to increase in fiscal 1998 and the average amounts outstanding under the Fleet Facility to be higher.

These factors resulted in a net loss of approximately $3.4 million, or $0.45 per share, for the thirteen weeks ended November 1, 1997, compared to a net loss of approximately $275,000, or $0.04 per share, in the same period of the prior year. For the thirty-nine weeks ended November 1, 1997, the Company reported a net loss of approximately $5.5 million, or $0.73 per share, compared to net income of approximately $682,000, or $0.09 per share, in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities totaled $12.6 million in the first three quarters of 1997 compared to net cash provided by operations of $0.3 million in the same period a year ago. This substantial increase in cash used by operating activities is primarily the result of a net loss this year (net of non-cash items) compared to a net income for the same period a year ago, a larger increase in merchandise inventories this year compared to last year as a result of lower sales volume being only partially offset by reduced purchases resulting in higher ending inventory levels, cash used this year for facility closings of $0.9 million, and a smaller increase in accounts payable due to tightened trade credit. These are offset somewhat by a larger decrease in accounts receivable due to lower sales volume, lower Gantos credit card use and faster payment of account balances, and a smaller decrease in accrued expenses and other due to the timing of payments. The Company expects the accounts receivable balance to remain lower than last year's levels for the remainder of 1997 and that trade credit will remain tighter than it was in the prior year throughout the remainder of 1997.

Capital expenditures for the first nine months of fiscal 1997 were approximately $3.4 million, compared to approximately $2.1 million for the first nine months of fiscal 1996. The increase is primarily due to capital expenditures in connection with opening two new stores in 1997.

Net cash provided by financing activities in the first three quarters of 1997 was $12.8 million compared to net cash provided of approximately $1.3 million in the same period a year ago. The increase in cash provided is the result of the Company needing more revolving credit borrowings in 1997 to meet its cash flow needs, including to fund cash used by operating activities and approximately $3.3 million in payments on the Company's 12.75% Notes.

The Company has a revolving credit agreement expiring March 31, 2000, with Fleet Bank N.A. (formerly NatWest Bank N.A.) with a maximum commitment of $40 million, subject to a borrowing base formula and lender reserves. As of December 9, 1997, the Company had $24.2 million in borrowings and $1.0 million in letters of credit outstanding under this facility. As of December 9, 1997, approximately $12.3 million was available for borrowing under this facility. During the first three quarters of 1997, the weighted average interest rate under this facility was 9.27%.

                                                            Page 10 of 14 pages

On October 8, 1997, the Company entered into Amendment No. 3 to the Fleet Facility (the Third Amendment). The Third Amendment provides for an adjustment to the interest rates based upon financial performance, an increase in the loan advance rate on inventory during the months of October through January and adjustments to the financial covenants so that compliance with the financial covenants is based on a liquidity test as long as minimum levels of liquidity are maintained. It also provides that if the Company prepays its 12.75% Notes outstanding under its Indenture, it must pay Fleet Bank a fee of $750,000 and the loan advance rate on inventory is reduced to pre-amendment levels. The total commitment and term remain the same.

The Indenture under which the Company's 12.75% Notes were issued, contains certain financial covenants. In part, because of the net loss reported by the Company for the thirty-nine weeks ended November 1, 1997, the Company was not in compliance with the earnings before interest, taxes, depreciation, and amortization covenant for both quarters ended August 2, 1997, and November 1, 1997, and it was not in compliance with the interest coverage ratio covenant for the quarter ended November 1, 1997. As of December 9, 1997, $8.6 million in principal amount of Notes were outstanding. On December 15, 1997, the Company entered into Supplemental Indenture No. 1 and an Agreement with the trustee and principal holder of the Notes, respectively, to waive existing EBITDA and interest coverage ratio defaults and to revise some of the financial covenants under the Indenture in exchange for the payment of approximately $400,000 plus expenses to the Trustee for the benefit of the Note holders.

The Indenture, as amended, continues to require a minimum net worth of $20 million at the end of each quarter. As of November 1, 1997, the Company's net worth was approximately $25.9 million. Management believes the Company will be able to meet the terms of the amended Indenture, including the net worth covenant, for the next twelve months assuming the Company can generate the profit and cash flow associated with sales volume that is at least at the same level as that of the current year.

The Company has decided not to pursue the private placement of non-voting convertible preferred stock described in its November 19, 1997 press release.

The Company expects its cash on hand, cash flow from operations and borrowings under the Fleet Facility to be sufficient to meet its capital expenditure, working capital and other liquidity needs during the remainder of 1997. Capital expenditures for 1997 are estimated to be $4.2 million. These amounts are expected to be used primarily to pay the remaining amounts on the new stores.

                                                            Page 11 of 14 pages

Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's cash resources to meet future liquidity needs and future compliance with financial covenants.) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the level of support of the Company's trade creditors and factors, general trends in retail clothing apparel purchasing, especially during the Christmas season, the Company's comparable store sales changes, and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

                 N/A








                                                            Page 12 of 14 pages

                          PART II. OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits.


                 10.1 Amendment No. #3 to Credit Agreement and the related side letter, both dated October 8, 1997, among Gantos, Inc. and Fleet Bank, N.A. (formerly known as NatWest Bank N.A.).

                 27     Financial Data Schedule


          (b) No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.




                                                            Page 13 of 14 pages

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 16, 1997



                                                     GANTOS, INC.
                                       ---------------------------------------
                                                     (Registrant)



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





                                                            Page 14 of 14 pages

                                EXHIBIT INDEX

DOCUMENT NUMBER AND DESCRIPTION

         10.1 Amendment No. 3 to Credit Agreement and the related side letter, both dated October 8, 1997, among Gantos, Inc. and Fleet Bank, N.A. (formerly known as NatWest Bank N.A.).

         27.     Financial Data Schedule