Form 10-K405
period 1998-01-31
GANTOS INC
filed 1998-05-01
CIK 791182

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

FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

                         Commission file number 0-14577
                            ------------------------

                                  GANTOS, INC.

           (Exact name of the registrant as specified in its charter)

                       MICHIGAN                            38-1414122
           (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)               Identification
                                                              No.)

     1266 E. MAIN STREET, FIFTH FLOOR, STAMFORD,              06902
                     CONNECTICUT                           (Zip Code)
       (Address of principal executive offices)

                                 (203) 358-0294
               Registrant's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON SHARES, PAR VALUE $.01 PER SHARE

                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 24, 1998 calculated by reference to the closing sale price as reported by Nasdaq on such date, was approximately $4,031,939.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES _X_ NO ____.

    The number of shares outstanding of the registrant's common shares, $.01 par value per share, as of April 24, 1998 was 7,581,713.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III if filed by June 1, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Gantos is a specialty retailer of a full range of quality, fashionable women's apparel and accessories at moderate to upper moderate prices. As of April 24, 1998, Gantos operated 115 stores averaging 7,800 square feet, in 23 states, located primarily in suburban malls in the West, Midwest and Northeast. The Company does not plan to open any additional stores during 1998. The Company offers an edited selection of private label and name brand sportswear, career dresses and suits, social occasion dresses, accessories, outerwear, swimwear and, in selected stores, shoes. The Company's marketing strategy emphasizes quality merchandise with assortments from which women can build entire wardrobes, personal attention and customer service. It is targeted to satisfying the apparel needs of active, educated, career-orientated, fashion-conscious women, primarily from 35 to late 50 years of age. The Company's four Bargain Boutiques located in Illinois and Michigan feature final clearance merchandise, both from Gantos stores and purchased directly for the boutiques. Gantos, Inc. is a Michigan corporation incorporated November 10, 1952 as a successor to a business founded in 1932. Unless otherwise specified, "Gantos" and "Company" refer to the Registrant and its predecessors, and 1997, 1996 and 1995 refer to the fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively.

RECENT DEVELOPMENTS

    RELOCATION

    On January 27, 1997, the Company announced plans to relocate its distribution center, financial and support functions to another facility in Grand Rapids, Michigan as well as establish a merchandising office in Stamford, Connecticut. The relocation of the merchandising office is expected to enhance the Company's ability to do private label product development. These relocations were completed during the second quarter of 1997. The costs incurred for these relocations were charged against the reserve for facilities closings during the period. The total costs incurred were less than the amount accrued and as such a credit for facilities closings and other was recorded during 1997 for $0.7 million.

    CHANGES TO CREDIT AGREEMENT AND INDENTURE

    The Fleet facility has certain financial covenants. In part because of the net loss reported by the Company for the twenty six weeks ended August 2, 1997, the Company would not have been in compliance with the covenant concerning earnings before interest, taxes, depreciation and amortization for the four quarters ended August 2, 1997, had Fleet Bank, N.A. and LaSalle National Bank not granted a waiver of such covenant for such period. On October 8, 1997, the Company entered into Amendment No. 3 to the Fleet facility (the Third Amendment). The Third Amendment provides for an adjustment to the interest rates, beginning in fiscal 1998, based upon financial performance, an increase in the loan advance rate on inventory during the months of October through January, and adjustments to the financial covenants so that compliance with the financial covenants is based on a liquidity test as long as minimum levels of liquidity are maintained. It also provides that if the Company prepays its 12.75% notes outstanding under its Indenture, it must pay Fleet Bank a fee of $750,000 and the loan advance rate on inventory is reduced to pre-amendment levels. The total commitment and term remain the same.

    As of February 1, 1998, the Company entered into Amendment No. 4 to the Fleet facility (the Fourth Amendment). The Fourth Amendment extended the increase in the loan advance rate on inventory until February 28, 1998.

    As of February 27, 1998, the Company entered into Amendment No. 5 to the Fleet facility (the Fifth Amendment). The Fifth Amendment extended the increase in the loan advance rate on inventory until March 31, 1998.

    As of March 30, 1998, the Company entered into Amendment No. 6 to the Fleet facility (the Sixth Amendment). The Sixth Amendment extends the increase in the loan advance rate on inventory until May 2, 1998. Without these amendments the Company would not have been in compliance with the new liquidity test.

    As of April 29, 1998, the Company entered into Amendment No. 7 to the Fleet Facility (the Seventh Amendment). The Seventh Amendment extends the increase in the loan advance rate on inventory until January 31, 1999.

    As of April 30, 1998, the Company entered into Amendment No. 8 to the Fleet Facility (the Eighth Amendment). The Eighth Amendment provides for an increase in the availability under the Fleet Facility in an amount equal to the lesser of ten percent of the eligible inventory (as defined in the agreement) and $2,000,000. Additionally, the Eighth Amendment carries a $100,000 amendment fee payable on January 1, 1999 if there are obligations still due under the Fleet Facility as of that date.

    The Company's Indenture, under which the Company's 12.75% Notes were issued, also contains certain financial covenants. In part because of the net loss reported by the Company for the twenty-six weeks ended August 2, 1997 and the thirty-nine weeks ended November 1, 1997, the Company was not in compliance with the earnings before interest, taxes, depreciation and amortization covenant for both quarters ended August 2, 1997, and November 1, 1997, and it was not in compliance with the interest coverage ratio covenant for the quarter ended November 1, 1997. As of April 24, 1998, $7.0 million in principal amount of Notes were outstanding. On December 15, 1997, the Company entered into Supplemental Indenture No. 1 and an Agreement with the trustee and principal holder of the Notes, respectively, to waive existing EBITDA and interest coverage ratio defaults and to revise some of the financial covenants under the Indenture so that compliance with those covenants is based on a liquidity test as long as minimum levels of liquidity are maintained under the Fleet facility. The Indenture Supplement was entered into in exchange for the payment of approximately $400,000 plus expenses to the Trustee for the benefit of the Note holders.

    The Indenture, as amended, continues to require a minimum net worth of $20 million at the end of each quarter. As of January 31, 1998, the Company's net worth was approximately $21.7 million. Management does not believe that the Company will be able to meet this covenant in the second quarter of fiscal 1998 and might not be able to meet the new liquidity test in the third quarter of 1998. The Company is negotiating with Fleet Bank and the principal holder of the Notes to amend these covenants. If the Company is unsuccessful in renegotiating these covenants on terms and conditions acceptable to the Company, it would consider refinancing the applicable indebtedness. Any inability by the Company to renegotiate these covenants or to refinance the applicable indebtedness on terms and conditions acceptable to the Company could have a material adverse effect on the Company's business, operations, liquidity, financial condition and results of operations, and could require the Company to substantially reduce or discontinue its operations.

    Even if the Company is successful in renegotiating the net worth covenant under the Indenture, there can be no assurance that the Company would be able to meet the revised covenants or liquidity test under the Indenture or the Fleet facility, unless sales substantially improve. As a result, the Company has engaged a financial advisor to assist it in exploring its strategic alternatives, although there can be no assurance that any viable strategic alternatives will be found.

    MANAGEMENT CHANGES

    In March 1997, David Rodgers was appointed Vice President, Management Information Systems. In April 1997, Tony Barnett resigned as Vice President of Store Operations, Gordon Tendler resigned as Vice President, General Merchandise Manager for Sportswear, Coats and Suits and Neal Gottfried joined the Company as Senior Vice President, Store Operations and Visual Merchandising. In August 1997, David C.

Nelson joined the Company as Senior Vice President, Chief Financial Officer and Treasurer. In December 1997, David Rodgers resigned as Vice President, Management Information Systems. In April 1998, Kenneth Green resigned as Vice President, General Counsel, and Secretary.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company's business consists of a single industry segment.

MARKETING STRATEGY

    The Company's marketing strategy emphasizes quality merchandise, with assortments from which women can build entire wardrobes, personal attention and customer service. It is targeted to satisfying the apparel needs of active, educated, career-oriented, fashion-conscious women, primarily from 35 to late 50 years of age. This strategy is implemented by (i) offering a full range of current, fashionable quality merchandise at moderate to upper moderate price levels; (ii) training sales associates in the skills needed to provide a high level of personal attention and customer service; and (iii) locating its stores primarily in or near more affluent neighborhoods in regional malls which contain at least one traditional upscale department store frequented by its target customers.

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

    During the last quarter of 1996, the Company began the process of redirecting merchandising and marketing strategies to enhance the position of Gantos as a fashion brand. The Company plans to achieve this through:

    - Emphasis on product design and development to reinforce Gantos as a fashion brand by offering more private label product.

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

    The following table shows the approximate percentage of net sales for major merchandise classifications (other than shoes) for the past three years:

                                                                                        YEARS ENDED
                                                                           -------------------------------------
PRODUCT CLASS                                                                 1997         1996         1995
-------------------------------------------------------------------------     -----        -----        -----
Sportswear...............................................................          38%          39%          38%
Dresses..................................................................          40           37           34
Accessories..............................................................          13           15           15
Outerwear................................................................           4            5           10
Swimwear.................................................................           5            4            3
                                                                                  ---          ---          ---
                                                                                  100%         100%         100%
                                                                                  ---          ---          ---
                                                                                  ---          ---          ---

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

SALES TERMS AND CONSUMER CREDIT

    The Company accepts cash, checks, third party credit cards and the Gantos credit card. Management believes that offering the Gantos credit card helps convey Gantos' image as an upscale specialty retailer, enhances customer loyalty and provides a large customer list available for targeted advertising promotions on a monthly basis. In 1997, approximately 37.4% of the Company's sales were made for cash, 34.3% by third party credit cards and 28.3% by the Gantos credit card. During 1997, the Company continued to offer its customers, consistent with industry practice, a 10% discount on purchases if the customer opened a Gantos charge account as a means of encouraging usage of the Gantos credit card.

    A Gantos credit card is offered to customers who qualify for credit based on the Company's established credit criteria. The minimum monthly payment is the greater of $15 or 10% of the unpaid balance of its credit accounts. The Company imposes finance charges at annual rates varying from 18% to 21%, depending upon state laws. The allowance for doubtful accounts was 3.2% of customer receivables at 1997 year-end compared with 2.9% at 1996 year-end and 2.5% at 1995 year-end. The Company's credit card program may be affected by changes in federal and state consumer credit laws.

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

    Gross advertising expenditures in 1997 and 1996 approximated 1.2% and 0.9% of net sales, respectively. A part of advertising costs are paid by vendor contributions. Such vendor contributions are subject to change or cancellation at each vendor's sole discretion from year to year. The Company experienced a decrease in vendor participation in 1997 compared to 1996.

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

    The following table sets forth information concerning sales per store and per square foot (sales include shoe sales and exclude license fees from shoe departments) for stores open in the last three years:

                                                                                                    YEAR
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Average sales per store (in thousands):
  All stores(1)......................................................................  $   1,456  $   1,672  $   1,752
  Stores open at least two years at end of year(2)...................................  $   1,473  $   1,689  $   1,766

Average sales per square foot of selling space:
  All stores(1)......................................................................  $     207  $     237  $     248
  Stores open at least two years at end of year(2)...................................  $     208  $     238  $     249

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

(2) The sales numbers are restated in prior years to reflect the number of stores open at the end of fiscal 1997.

    Store hours are generally determined by the mall in which the store is located. Most stores are open seven days and six nights a week, except major holidays.

LEASED DEPARTMENTS

    During 1997, a portion of the selling space in 29 midwestern stores was licensed to an unaffiliated party for the operation of a shoe department. Fees received by the Company from the shoe department licensee (included in net sales) were approximately $889,000 in 1997, $874,000 in 1996, and $789,000 in
1995. In January 1998, the shoe department licensee decided to close 6 of the shoe departments leaving the Company with 23.

NUMBER OF STORES AND LOCATION

    The following table sets forth information with respect to store openings and closures since fiscal 1984:

                                                                                               NUMBER OF STORES
                                                                            ------------------------------------------------------
                                                                               OPEN AT
                                                                              BEGINNING    OPENED DURING    CLOSED     OPEN AT END
YEAR ENDED                                                                     OF YEAR         YEAR       DURING YEAR    OF YEAR
--------------------------------------------------------------------------  -------------  -------------  -----------  -----------
February 2, 1985..........................................................           39              4             1           42
February 1, 1986..........................................................           42             10             2           50
January 31, 1987..........................................................           50             15             0           65
January 30, 1988..........................................................           65             20             1           84
January 28, 1989..........................................................           84             25             1          108
February 3, 1990..........................................................          108             32             1          139
February 2, 1991..........................................................          139             31             6          164
February 1, 1992..........................................................          164              0             6          158
January 30, 1993..........................................................          158              1             0          159
January 29, 1994..........................................................          159              2            43          118
January 28, 1995..........................................................          118              1             5          114
February 3, 1996..........................................................          114              1             2          113
February 1, 1997..........................................................          113              1             0          114
January 31, 1998..........................................................          114              2             1          115

    In 1997, the Company opened one new store in New Jersey and one new store in Tennessee. The Company closed one store that was located in Pennsylvania during 1997. The Company does not plan to open any new stores in 1998.

    The following table shows the geographic distribution of the Company's stores by state for the 115 stores open as of April 24, 1998.

California.............................. 4  New Hampshire........................... 2
Colorado................................ 4  New Jersey.............................. 5
Connecticut............................. 2  New York................................ 6
Illinois............................... 11  North Carolina.......................... 2
Indiana................................. 5  Ohio................................... 11
Kansas.................................. 1  Oregon.................................. 1
Kentucky................................ 2  Pennsylvania............................ 9
Maryland................................ 5  Rhode Island............................ 1
Massachusetts........................... 3  Tennessee............................... 5
Michigan............................... 20  Virginia................................ 4
Minnesota............................... 3  Wisconsin............................... 5
Missouri................................ 4

    Capital expenditures for 1997 were incurred primarily to relocate the corporate offices and distribution center, to open two new stores and to make various information system enhancements. The Company expects that approximately $1-2 million will be required for capital expenditures in 1998, principally for remodeling and refixturing two to three existing stores.

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

Merchandise is then inspected, allocated and shipped to the Company's various stores. The Company generally does not warehouse merchandise, but distributes it promptly to stores. The Company does warehouse damaged items awaiting return to vendors and a portion of selected merchandise for later allocation to stores in which such items are selling more rapidly than in other stores. Shipments are made to the stores via package delivery service.

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

    Management believes that the Company is one of the larger customers (based on purchase volume) of a number of its suppliers. Gantos works closely with its suppliers, keeping them informed of selling trends and helping them develop merchandise lines and production schedules. The Company will continue to require close working relationships with suppliers to obtain adequate supplies of quality merchandise on favorable terms. To diminish the risk of not obtaining satisfactory additional supplies of merchandise, the Company is continually exploring possible additional resources for merchandise supply, including other recognized domestic labels, private label merchandise (manufactured domestically and overseas) and foreign manufacturers. There is no assurance that the Company will be able to continue to purchase merchandise from preferred vendors in the quantities and on the terms its desires.

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

    The system provides Gantos buyers with timely selling information by vendor, style, color and size and assists in the distribution to each store of required merchandise. Planners and buyers use this information to plan and budget inventory monthly by department and analyze the profitability and turnover of merchandise as well as local consumer tastes. The system monitors the selling rate of merchandise by classification. It also calculates markdowns at specified intervals based upon standards established for each merchandise classification, which are then reviewed by management.

    The system maintains over 1,100,000 customer charge accounts (approximately 203,000 of which are active) and generates monthly customer statements and financial reporting. The system also provides information to help management schedule, compensate and evaluate employees.

    The Company maintains a comprehensive system of internal controls, one of which is the taking of a complete physical inventory at least two times per year to determine actual cost of merchandise sold. Inventory shrinkage, at cost, as a percentage of net sales was 2.0%, 1.5% and 1.5% in 1997, 1996 and 1995, respectively. The increase in shrink was primarily the result of decreased sales and an increase in shrinkage of higher cost items.

TRADEMARKS AND SERVICE MARKS

    The Company has registered the names "Gantos," "Bargain Boutique" and "Sale For All Seasons" as service marks and its logo as a trademark with the United States Patent and Trademark Office. Registration of these service marks is renewable indefinitely. The Company is not aware of any adverse claims concerning its names or marks.

EMPLOYEES

    As of January 31, 1998, the Company had 1,949 employees. This total consists of 677 full-time employees and 1,272 part-time employees. The full-time employees consist of 400 salaried employees and 277 hourly employees. Of the full-time, hourly employees, 139 were salespersons who receive incentives in addition to their hourly wages. Gantos employs additional part-time personnel as needed throughout the year.

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

SEASONALITY

    The Company's business is seasonal, with its highest and second highest sales volumes and net income levels historically being in the Christmas and spring seasons, respectively. The following tables set forth the Company's net sales and net income (loss) per fiscal quarter for 1997 and 1996, on an unaudited basis and including the results of store closings and new store openings:

                                                                                        NET SALES
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
YEARS ENDED                                                              QUARTER    QUARTER    QUARTER    QUARTER
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
                                                                                      (IN THOUSANDS)
January 31, 1998......................................................  $  45,564  $  35,816  $  35,478  $  45,108
February 1, 1997......................................................     50,365     41,809     41,716     50,476

                                                                                    NET INCOME (LOSS)
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
YEARS ENDED                                                              QUARTER    QUARTER    QUARTER    QUARTER
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
                                                                                      (IN THOUSANDS)
January 31, 1998 (1)..................................................  $   1,455  $  (3,547) $  (3,388) $  (4,314)
February 1, 1997......................................................      2,548     (1,592)      (275)     1,656

------------------------

(1) The net loss in the second quarter of 1997 included a credit to the provision for facilities closing and other of $703.

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

    The Company leases all of its stores. Most store leases contain fixed rental provisions and generally leases contain rental payment provisions based on a percentage of sales. Most leases also require payment of insurance, real estate taxes and other charges (such as advertising, maintenance and merchants' association charges) which are subject to escalation clauses. During 1997, total store rent under these leases was approximately $15.1 million, of which $20,000 was percentage rent. The Company owns substantially all of the equipment in its stores.

    The following table shows the years in which leases on stores in operation at April 24, 1998 expire:

                                                                            NUMBER OF LEASES
FISCAL YEARS                                                                    EXPIRING
-------------------------------------------------------------------------  -------------------
1998-1999................................................................              26(1)(2)
2000-2001................................................................              52
2002-2003................................................................              28(1)
2004-2005................................................................               2
2006-2007................................................................               5
2008-2009................................................................               2
                                                                                      ---
  Total..................................................................             115
                                                                                      ---
                                                                                      ---

------------------------

(1) One of these leases contains an option to renew for five years.

(2) One of these leases contains an option to renew for ten years.

    Beginning in May 1997, the Company relocated the merchandising portion of its corporate offices to a 23,000 square foot facility in Stamford, Connecticut. The Company has a seven year lease with one five year renewal option.

    Beginning in July, the Company relocated the remaining corporate departments, including the distribution center, to a new location in Grand Rapids, Michigan with 20,000 square feet of office space and 100,000 square feet of distribution space. The Company has a sixty-four month lease with two five year renewal options. The Company believes the combined new facilities better serve its needs and also allow it to further expand to accommodate future business volume.

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

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

    See Item 10 of this Annual Report on Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The common shares of Gantos, Inc. are traded over-the-counter and are quoted on The Nasdaq National Market under the symbol GTOS. The Company has received a notice, however, that unless its stock price is above $1.00 a share for at least ten consecutive trading days ending on or before May 28, 1998, it will receive a delisting letter from The Nasdaq Stock Market. In addition the Company received a separate notice that its stock will be delisted July 21, 1998 unless (a) the stock meets the $5,000,000 market value of public float requirement on or before July 17, 1998 or, (b) the Company requests a hearing prior to July 17, 1998.

    The table below sets forth the high and low closing sale prices for the Company's common shares as reported by Nasdaq for 1997 and 1996.

                                                                           CLOSING SALE PRICE
                                                                          --------------------
PERIOD                                                                      HIGH        LOW
------------------------------------------------------------------------  ---------  ---------

1997
1st Quarter.............................................................  2 3/4      1 7/8
2nd Quarter.............................................................  3 9/16     1 7/8
3rd Quarter.............................................................  3 7/16     2
4th Quarter.............................................................  2 11/16    7/16

1996
1st Quarter.............................................................  3 13/16    2
2nd Quarter.............................................................  7 1/8      3 9/16
3rd Quarter.............................................................  4 5/8      2 7/8
4th Quarter.............................................................  3 15/16    2 1/16

    The number of shareholders of record of the Company's common shares as of April 24, 1998 was 704.

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

ITEM 6.  SELECTED FINANCIAL DATA

                   5-YEAR SUMMARY AND SELECTED FINANCIAL DATA

                                                        1997*        1996       1995**     1994***       1993
                                                      ----------  ----------  ----------  ----------  ----------
                                                                  (THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS
Net sales...........................................  $  161,966  $  184,366  $  192,790  $  197,288  $  229,422
Cost of sales.......................................    (137,237)   (147,022)   (151,912)   (160,434)   (205,899)
Selling, general and administrative expense.........     (38,343)    (37,407)    (40,018)    (40,114)    (47,004)
Finance charge and other revenue....................       4,843       4,732       4,472       5,020       6,660
(Provision) credit for facilities closings and
  other.............................................         703      --             944       1,085     (29,254)
Operating income (loss).............................      (8,068)      4,669       6,276       2,845     (46,075)
Interest expense....................................      (2,341)     (2,332)     (2,278)       (122)     (1,785)
Reorganization items................................      --          --            (279)     (1,764)       (831)
Income (loss) before income taxes, extraordinary
  item and cumulative effect of change in accounting
  method............................................     (10,409)      2,337       3,719         959     (48,691)
Net income (loss) before extraordinary item and
  income tax........................................     (10,409)      2,337       3,719         959     (47,514)
Extraordinary item..................................      --          --          --           1,628      --
Net income (loss) before income taxes...............     (10,409)      2,337       3,719       2,587     (47,514)
(Provision) benefit for income taxes................         615      --          --          --           4,450
Net income (loss)...................................  $   (9,794) $    2,337  $    3,719  $    2,587  $  (43,064)
                                                      ----------  ----------  ----------  ----------  ----------
PER SHARE DATA***
Net income (loss) per share (basic and diluted)
  before extraordinary item.........................  $    (1.30) $     0.31  $     0.55  $     0.36  $   (16.58)
Extraordinary item..................................      --          --          --            0.61      --
Net income (loss) per share (basic and diluted).....  $    (1.30) $     0.31  $     0.55  $     0.97  $   (16.14)
                                                      ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA
Total assets........................................  $   65,194  $   65,858  $   68,410  $   95,983  $  125,611
Working capital.....................................  $   34,531  $   29,240  $   23,626  $   53,780  $   82,706
Long-term obligations...............................  $   27,398  $   11,940  $   12,395  $   66,981  $  104,715
Shareholders' equity................................  $   21,680  $   31,295  $   28,763  $    5,181  $    2,594
                                                      ----------  ----------  ----------  ----------  ----------
FINANCIAL RATIOS AND OTHER DATA
Current ratio.......................................         3.1         2.3         1.9         3.3         5.5
Return (loss) on average assets.....................       (14.9)%        3.5%        4.5%        2.3%      (36.0)%
Return (loss) on average shareholders' equity.......       (37.0)%        7.8%       21.9%       66.5%     (178.6)%
Book value per share at year end....................  $     2.87  $     4.14  $     3.80  $     1.94  $     0.98
Number of stores at year end........................         115         114         113         114         118
Weighted Shares Outstanding****.....................       7,550       7,574       6,759       2,665       2,669

--------------------------

   * Because the costs incurred in relocating the Company's merchandising operations, distribution center and other corporate offices in 1997 were less than the amount accrued, a $.7 million credit for facilities closings and other was recorded in 1997.

  ** Data for 1995 include the results of operations for 53 weeks.

 *** The Company closed 46 stores between the fourth quarter of 1993 and the second quarter of 1994, and emerged from its chapter 11 bankruptcy proceedings (filed on November 12, 1993) on March 31, 1995.

**** As part of the Company's Plan of Reorganization, each shareholder of record on March 31, 1995 was entitled to receive one common share for every two common shares previously held. All stock-related data in the table above reflect this stock distribution for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    As an aid to understanding the Company's operating results, the following tables indicate the percentage relationships to net sales of various revenue and expense items included in the Statements of Income for 1997, 1996 and 1995 (fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively) and the percentage changes in the dollar amounts of those items for such years.

                                                                                                PERCENT CHANGE IN DOLLAR
                                                                  AS A PERCENT OF NET SALES             AMOUNTS
                                                               -------------------------------  ------------------------
                                                                 1997       1996       1995      1996-1997    1995-1996
                                                               ---------  ---------  ---------  -----------  -----------
Net Sales....................................................      100.0%     100.0%     100.0%        (12)%         (4)%
Cost of sales (including buying, distribution and occupancy
  costs).....................................................      (84.7)     (79.7)     (78.8)         (7)          (3)
                                                               ---------  ---------  ---------
  Gross income...............................................       15.3       20.3       21.2         (34)          (9)
Selling, general and administrative expense..................      (23.7)     (20.3)     (20.7)          3           (7)
Finance charge and other revenue.............................        3.0        2.6        2.3           2            6
Credit for facilities closings and other.....................        0.4     --            0.5      --             (100)
                                                               ---------  ---------  ---------
  Operating income (loss)....................................       (5.0)       2.6        3.3        (273)         (26)
Interest expense.............................................       (1.4)      (1.3)      (1.2)     --                2
                                                               ---------  ---------  ---------
Income (loss) before reorganization items and income taxes...       (6.4)       1.3        2.1        (545)         (42)
                                                               ---------  ---------  ---------
Reorganization items:
  Professional fees..........................................     --         --           (0.3)     --             (100)
  Interest earned on accumulating cash from Chapter 11
    proceedings..............................................     --         --            0.1      --             (100)
                                                               ---------  ---------  ---------
                                                                  --         --           (0.2)     --             (100)
                                                               ---------  ---------  ---------
Income (loss) before income taxes............................       (6.4)       1.3        1.9        (545)         (37)
Income taxes.................................................        0.4     --         --          --           --
                                                               ---------  ---------  ---------
Net income (loss)............................................       (6.0)%       1.3%       1.9%       (519)        (37)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

1997 COMPARED TO 1996

    Net sales decreased approximately 12%, or approximately $22.4 million, from 1996 to 1997. The decrease was due primarily to a decrease in net sales for stores in operation throughout both periods of approximately $23.9 million, partially offset by a net increase of $1.5 million due to one new store opening in 1996, two new stores opening in 1997 and one store closing in 1997. The 12.3% decrease in comparable store sales was comprised of a 15.0% decrease in unit sales and a 0.5% decrease due to the merchandise mix, partially offset by a 3.2% increase in average sales dollars per unit. Management expects the negative comparable store sales trends to continue into the first half of 1998 in part due to difficulties in getting merchandise from vendors.

    Cost of sales decreased approximately $9.8 million from 1996 to 1997. The decrease is due primarily to reduced sales volume. As a percent of net sales, cost of sales increased to 84.7% in 1997 from 79.7% in 1996. The increase in cost of sales, as a percent of net sales, is primarily the result of decreased sales volume with consistent buying, distribution and occupancy costs, and lower vendor allowances, partially offset by lower net markdowns and higher markups for the period compared to a year ago.

    Selling, general and administrative (SG&A) expense increased approximately $936,000 from 1996 to 1997. The increase was primarily due to the moving costs associated with the relocation of the Company's merchandising operations to Stamford, Connecticut, an increase in maintenance and dues expense as a result of a rent settlement made to one of the Company's store landlords, an increase in net advertising expense due to a decrease in vendor participation in advertising co-op programs and an increase in corporate salaries as a result of officers hired in 1996 and 1997. These increases were partially offset by savings from cost control measures of approximately $810,000 at the store and corporate levels during 1997 compared to 1996. As a percent of net sales, SG&A expense increased from 20.3% to 23.7% primarily as a result of the lower sales coupled with the expensed increases described above partially offset by the cost control measures.

    Finance charge and other revenue increased $111,000 to 3.0% of net sales compared to 2.6% of net sales in the prior year. The increase was primarily due to an increased late fee policy implemented on the Gantos charge card in 1997, partially offset by a decrease in finance charge income due to a lower average outstanding balance of Gantos credit card receivables compared to 1996. The decrease in the receivable balances is primarily due to lower sales and a lower percentage of total sales on the Gantos charge card from 30.7% in 1996 to 28.3% in 1997.

    During 1997, the Company recorded a credit for facilities closings and other of $0.7 million. During 1997, the Company completed the relocation of its corporate offices and distribution center facilities for less than the amounts accrued.

    Interest expense remained flat in 1997 compared to 1996. Decreases in interest expense due to the completion of loan fee amortization in March 1997 and to payments made on long-term debt in 1996 and 1997 were offset by higher average revolving credit facility borrowings outstanding during 1997 and higher interest rates. Revolving credit interest rates are expected to increase in 1998 as a result of recent amendments to the facility and the average amounts outstanding under the revolving credit facility are expected to be higher in 1998.

    The effective tax rate for the year ended January 31, 1998 was 5.9% which is less than the statutory rate of 35% due to the establishment of valuation allowances against tax assets related to net operating loss carryforwards due to the Company's inability to determine that it is more likely than not that these assets will be realized, partially offset by the reversal of previously recorded valuation allowances during the year for other deferred tax items.

    These factors resulted in a net loss of $9.8 million, or $1.30 per share, in 1997 compared to net income of $2.3 million, or $0.31 per share, in 1996. The net loss for 1997 includes a credit for facilities closing and other of $0.7 million.

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

    Finance charge and other revenue, as a percent of sales, increased to 2.6% this year compared to 2.3% last year. The increase was primarily due to an increase in late charge fees from a policy that took effect in October 1995, partially offset by a decrease in average outstanding credit card receivables during 1996 compared to 1995. The decrease in receivable balances was primarily the result of faster payment by customers, a decrease in Gantos charge card sales as a percentage of net sales from 31.1% in 1995 to 30.7% in 1996 and a decrease in sales.

    Interest expense increased approximately $54,000 in 1996 compared to 1995. The increase was the result of borrowings accruing interest for twelve months in 1996 compared to only ten months in 1995, partially offset by lower average amounts outstanding during 1996.

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

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, support its accounts receivable and fund its capital expenditure and debt payment obligations and operations. Merchandise purchases vary on a seasonal basis, peaking in the fall. Accounts receivable also vary on a seasonal basis, peaking during the holiday season.

    Total capital expenditures during 1997, 1996 and 1995 were $4.9, $2.7, and $6.1 million, respectively. Capital expenditures for 1997 were incurred primarily to open two new stores, relocate the corporate offices and distribution center and make various information system enhancements. Capital expenditures for 1998 are estimated to be $1-2 million. These amounts are expected to be used primarily to remodel and refixture approximately two to three existing stores. The actual amount of the Company's capital expenditures will depend in part on the number of stores remodeled, and on the amount of construction allowances the Company receives from the landlords of the remodeled facilities. Capital expenditures for 1998 are expected to be financed primarily from funds generated from operations and from borrowings under the Fleet facility.

    Net cash used by operating activities was $13.2 million in 1997 compared to net cash provided by operating activities of $6.1 million in 1996. This substantial increase in cash used by operations is the result of a net loss (net of non-cash items) in 1997 compared to a net income (net of non-cash items) in 1996, an increase in cash used for facilities closing and other due to the completion of the relocation of the corporate facilities, a larger increase in prepaid expenses, and a larger decrease in accounts payable, both the results of tightened trade credit requiring partial prepayment for merchandise before it is received and approximately $2.0 million of cash deposited with certain factors securing accounts payable, and an increase in merchandise inventory levels in 1997 compared to a decrease in 1996, which is the result of lower sales volume being only partially offset by reduced purchases resulting in higher ending inventory levels, and a net increase of one store at the end of 1997 compared to 1996, partially offset by the effects of the tightened trade credit. These factors are offset somewhat by a larger decrease in accounts receivable due to lower sales volume and reduced percentage of net sales made using on the Gantos card and a smaller decrease in accrued expenses and other due to the timing of payment. The Company expects the accounts receivable balance to be lower in 1998 than 1997 and that trade credit will remain tight through at least the first half of 1998.

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

    Net cash provided by financing activities in 1997 was approximately $15.1 million compared to net cash used of approximately $0.5 million in 1996. The cash provided by financing activities in 1997 is primarily due to borrowings under the Fleet facility, partially offset by scheduled payments on the 12.75% notes (see Note 7 of the financial statements, which is incorporated in this Item 7 by reference, for a description of the terms of such notes). The Company expects to make payments on the notes of approximately $3.1 million in 1998. The use of cash in 1996 was primarily an excess cash flow payment on the notes.

    The Company has a borrowing agreement with Fleet Bank N.A. (formerly NatWest Bank N.A.) expiring March 31, 2000 (the "Fleet Facility"). The Fleet Facility provides the Company revolving credit loans and letters of credit up to $40 million, subject to a borrowing base formula and lender reserves (as defined in the agreement). Undrawn and unreimbursed letters of credit under the facility may not exceed $15 million in face amount. The Fleet Facility is expected to be used to provide for the Company's working capital requirements.

    As of April 30, 1998, the Company entered into Amendment No. 8 to the Fleet Facility (the Eighth Amendment). The Eighth Amendment provides for an increase in the availability under the Fleet Facility in an amount equal to the lesser of ten percent of the eligible inventory (as defined in the agreement) and $2,000,000. Additionally, the Eighth Amendment carries a $100,000 amendment fee payable on January 1, 1999 if there are obligations still due under the Fleet Facility as of that date.

    The Company has entered into eight amendments to the Fleet facility. Without the amendments through number 6 the Company would not have been in compliance with the financial covenants, including the new liquidity test, under the Fleet Facility. For a description of the most recent amendments, see Recent Developments in Item 1 of this Report, which information are incorporated in this Item 7 by reference. For a description of the terms of the Fleet Facility and the covenants under that facility, see note 7 of the financial statements, which is incorporated in this Item 7 by reference. As of April 24, 1998, the Company had $22.0 million in borrowings and $1.2 in letters of credit outstanding under the facility, and approximately $6.4 million was available for borrowing under the facility. During 1997, the weighted average interest rate under this facility was 8.9%.

    The Company's Indenture, under which the Company's 12.75% Notes were issued, contains certain financial covenants. In part because of the net loss reported by the Company for the twenty-six weeks ended August 2, 1997 and the thirty-nine weeks ended November 1, 1997, the Company was not in compliance with the earnings before interest, taxes, depreciation and amortization (EBITDA) covenant for both quarters ended August 2, 1997, and November 1, 1997, and it was not in compliance with the interest coverage ratio covenant for the quarter ended November 1, 1997. As of April 24, 1998, $7.0 million in principal amount of Notes were outstanding. On December 15, 1997, the Company entered into Supplemental Indenture No. 1 and an Agreement with the trustee and principal holder of the Notes, respectively, to waive existing EBITDA and interest coverage ratio defaults and to revise some of the financial covenants under the Indenture so that compliance with those covenants is based on a liquidity test as long as minimum levels of liquidity are maintained under the Fleet facility. The Indenture Supplement was entered into in exchange for the payment of approximately $400,000 plus expenses to the Trustee for the benefit of the Note holders.

    The Indenture, as amended, continues to require a minimum net worth of $20 million at the end of each quarter. As of January 31, 1998, the Company's net worth was approximately $21.7 million. Management does not believe that the Company will be able to meet this covenant in the second quarter of 1998 and might not be able to meet the new liquidity test in the third quarter of 1998. The Company is negotiating with Fleet Bank and with the principal holder of the Notes to amend these covenants. If the Company is unsuccessful in renegotiating these covenants on terms and conditions acceptable to the Company, it would consider refinancing the applicable indebtedness. Any inability by the Company to renegotiate these covenants or to refinance the applicable indebtedness on terms and conditions acceptable to the Company could have a material adverse effect on the Company's business, operations, liquidity, financial condition and results of operations, and could require the Company to substantially reduce or discontinue its operations.

    Even if the Company is successful in renegotiating the net worth covenant under the Indenture, there can be no assurance that the Company would be able to meet the revised covenants or liquidity test under the Indenture or the Fleet Facility, unless sales substantially improve. As a result, the Company has engaged a financial advisor to assist it in exploring its strategic alternatives, although there can be no assurance that any viable strategic alternatives will be found.

                                   INFLATION

    The Company does not believe that inflation has had a material effect on the results of operations during the past three years.

    Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's cash resources to meet future liquidity needs, future compliance with financial covenants and alternative courses of action regarding non-compliance) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the level of support of the Company's trade creditors and factors, general trends in retail clothing apparel purchasing, especially during the Christmas season, the Company's ability to amend its Indenture or refinance the related Notes, the Company's ability to comply with or amend the Fleet Facility liquidity requirements, both on terms and conditions acceptable to the Company, the Company's comparable store sales changes, the Company's ability to obtain merchandise, and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Company has reviewed its Management Information Systems in regards to becoming year 2000 compliant and has determined that the costs to be incurred will not have a significant impact to the Company's financial results. The Company also believes that all work will be completed in a timely manner.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and other information required by this Item are set forth in the "Index to Financial Statements" on page 26 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors of the Company will be set forth under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS" and under the caption "ELECTION OF DIRECTORS" in the Company's Proxy Statement in connection with the 1998 Annual Meeting of Shareholders scheduled to be held June 18, 1998, and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement in connection with the 1998 Annual Meeting of Shareholders and is incorporated herein by reference if filed by June 1, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information as of April 24, 1998, regarding the Company's executive officers:

                                                                                                                  EXECUTIVE
NAME                                AGE      POSITIONS WITH THE COMPANY                                         OFFICER SINCE
------------------------------      ---      ----------------------------------------------------------------  ---------------
Arlene H. Stern...............          47   President, Chief Executive Officer and a Director                         1996

Joseph Giudice................          48   Senior Vice President, Merchandise Planning and Operations                1996

Dennis Horstman...............          52   Senior Vice President, Merchandising and Marketing                        1996

Neal Gottfried................          55   Senior Vice President, Store Operations and Visual Merchandising          1997

David Nelson..................          48   Senior Vice President, Chief Financial Officer and Treasurer              1997

Vicki Boudreaux...............          41   Vice President, Planning and Allocation                                   1996

Hope Grey.....................          41   Vice President, Technical Product Management                              1996

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

    Dennis Horstman has been the Company's Senior Vice President, Merchandising and Marketing since December 2, 1996. Prior to joining Gantos, Mr. Horstman was Senior Vice President/General Merchandise Manager for Petrie Retail, Inc., a retail apparel specialty store chain, from July 1995 to December 1996. Petrie Retail, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy

Code on October 13, 1995. Mr. Horstman was an executive officer of Petrie Retail, Inc. at the time of the filing. Prior to Petrie, Mr. Horstman was President of the Petite Sophisticate Division of Women's Specialty Group, a retail apparel specialty store chain and a division of U.S. Shoe Corporation from November 1994 to July 1995. From May 1994 to November 1994, Mr. Horstman was General Merchandise Manager for the Capezio Sportswear Division of Women's Specialty Group. From 1991 to 1994, Mr. Horstman was Vice President/General Merchandise Manager for the Wilsons Leather Division of Mellville Corporation, a retail apparel specialty store. Pursuant to a letter agreement, dated November 11, 1996, Mr. Horstman is to be employed at will as the Company's Senior Vice President, Merchandising and Marketing.

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

    David Nelson has been the Company's Senior Vice President, Chief Financial Officer and Treasurer since August 19, 1997. From July 1994 to August 1997, Mr. Nelson was an independent financial consultant and advisor to private and public corporations and financial institutions. From April 1991 to July 1994, Mr. Nelson was the Vice President of Whitman Heffernan Rhein & Co. Inc., a merchant banking and advising firm. Pursuant to a letter agreement, dated August 19, 1997, Mr. Nelson is to be employed at will as the Company's Senior Vice President, Chief Financial Officer and Treasurer.

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

    Hope Grey has been the Company's Vice President, Technical Product Management since September 30, 1996. Prior to joining Gantos, Ms. Grey was Vice President-Quality Assurance for Casual Corner Group, Inc., a retail apparel specialty store chain and a division of U.S. Shoe Corporation, from November 1990 to May 1996. Pursuant to a letter agreement, dated September 25, 1996, Ms. Grey is to be employed at will as the Company's Vice President, Technical Product Management.

    Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding executive compensation will be set forth under the caption "EXECUTIVE COMPENSATION" in the Company's Proxy Statement in connection with the 1998 Annual Meeting of Shareholders and, except for the information under the caption "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" or "PERFORMANCE GRAPH", is incorporated herein by reference if filed by June 1, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding the security ownership of certain beneficial owners and management will be set forth under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS" and "ELECTION OF DIRECTORS" in the Company's Proxy Statement in connection with the 1998 Annual Meeting of Shareholders and is incorporated herein by reference if filed by June 1, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions will be set forth under the caption "CERTAIN TRANSACTIONS" or "EXECUTIVE COMPENSATION--COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's Proxy Statement in connection with the 1998 Annual Meeting of Shareholders and is incorporated herein by reference if filed by June 1, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    14(a)(1) Financial Statements

    The list of the report, financial statements and notes required by this Item 14(a)(1) is set forth in the "Index to Financial Statements" on page 26 of this Report.

    14(a)(2) Financial Statement Schedules

    The Financial Statement Schedule required by this Item 14(a)(2) is set forth in the "Index to Financial Statements" on page 26 of this Report.

    14(a)(3) Exhibits

    The list of exhibits required by this Item 14(a)(3) is set forth in the "Index to Exhibits" on pages 44 to 47 of this Report.

    14(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter ended January 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 1998

                                              GANTOS, INC.
                                              (Registrant)

                                              By:                   /s/ ARLENE H. STERN
                                                         -----------------------------------------
                                                                      Arlene H. Stern
                                                         ITS: PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           SIGNATURE                        TITLE                    DATE
--------------------------------  --------------------------  -------------------
                                  President and Chief
      /s/ ARLENE H. STERN           Executive Officer
--------------------------------    (Principal Executive        April 29, 1998
        Arlene H. Stern             Officer)

                                  Senior Vice President,
      /s/ DAVID C. NELSON           Chief Financial Officer
--------------------------------    (Principal Financial        April 29, 1998
        David C. Nelson             Officer)

      /s/ JEFFREY C. TUORI
--------------------------------  Controller (Principal         April 29, 1998
        Jeffrey C. Tuori            Accounting Officer)

     /s/ L. DOUGLAS GANTOS
--------------------------------  Chairperson of the Board      April 29, 1998
       L. Douglas Gantos

   /s/ ELIZABETH M. EVEILLARD
--------------------------------  Director                      April 29, 1998
     Elizabeth M. Eveillard

      /s/ FRED K. SCHOMER
--------------------------------  Director                      April 29, 1998
        Fred K. Schomer

     /s/ HANNAH H. STRASSER
--------------------------------  Director                      April 29, 1998
       Hannah H. Strasser

   /s/ MARY ELIZABETH BURTON
--------------------------------  Director                      April 29, 1998
     Mary Elizabeth Burton

       /s/ ERWIN A. MARKS
--------------------------------  Director                      April 29, 1998
         Erwin A. Marks

      /s/ S. AMANDA PUTNAM
--------------------------------  Director                      April 29, 1998
        S. Amanda Putnam

                                  GANTOS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Accountants, Price Waterhouse LLP....................................................     F-2

Financial Statements

  Statements of Income (Loss) for the three years ended January 31, 1998...................................     F-3

  Balance Sheets as of January 31, 1998 and February 1, 1997...............................................     F-4

  Statements of Cash Flows for the three years ended January 31, 1998......................................     F-5

  Statements of Changes in Shareholders' Equity for the three years ended January 31, 1998.................     F-6

  Notes to Financial Statements............................................................................     F-7

Quarterly Financial Information (unaudited)................................................................    F-19

Financial Statement Schedule

  Schedule II--Valuation and Qualifying Accounts...........................................................    F-20

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Gantos, Inc.

    In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gantos, Inc. at January 31, 1998 and February 1, 1997, and the results of its operations and cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered losses from operations and a tightening of trade credit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    As discussed in Note 6 to the financial statements, the Company changed its method of accounting for long-lived assets to conform with Statement of Financial Accounting Standards No. 121 in fiscal 1995.

PRICE WATERHOUSE LLP

Battle Creek, Michigan
April 30, 1998

                                  GANTOS, INC.

                          STATEMENTS OF INCOME (LOSS)

                                                       1997         1996         1995
                                                    -----------  -----------  -----------
                                                     (THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.........................................  $   161,966  $   184,366  $   192,790
Cost of sales (including buying, distribution and
  occupancy costs)................................     (137,237)    (147,022)    (151,912)
                                                    -----------  -----------  -----------
Gross income......................................       24,729       37,344       40,878
Selling, general and administrative expense.......      (38,343)     (37,407)     (40,018)
Finance charge and other revenue..................        4,843        4,732        4,472
Credit for facilities closings and other..........          703      --               944
                                                    -----------  -----------  -----------
Operating income (loss)...........................       (8,068)       4,669        6,276
Interest expense (contractual interest of $2,585
  for 1995).......................................       (2,341)      (2,332)      (2,278)
                                                    -----------  -----------  -----------
Income (loss) before reorganization items and
  income taxes....................................      (10,409)       2,337        3,998
                                                    -----------  -----------  -----------
Reorganization items:
  Professional fees...............................      --           --              (530)
  Interest earned on accumulating cash from
    Chapter 11 proceedings........................      --           --               251
                                                    -----------  -----------  -----------
                                                        --           --              (279)
                                                    -----------  -----------  -----------
Income (loss) before income taxes.................      (10,409)       2,337        3,719
(Provision) benefit for income taxes..............          615      --           --
                                                    -----------  -----------  -----------
Net income (loss).................................  $    (9,794) $     2,337  $     3,719
                                                    -----------  -----------  -----------
                                                    -----------  -----------  -----------
Net income (loss) per share (basic and diluted)...  $     (1.30) $      0.31  $      0.55
                                                    -----------  -----------  -----------
                                                    -----------  -----------  -----------

   The accompanying Notes to Financial Statements are an integral part of the financial statements.

                                  GANTOS, INC.

                                 BALANCE SHEETS

                                                                                          JANUARY 31,  FEBRUARY 1,
                                                                                             1998         1997
                                                                                          -----------  -----------
                                                                                          (THOUSANDS, EXCEPT SHARE
                                                                                            AND PER SHARE DATA)
                                                      ASSETS

Current assets:
  Cash and cash equivalents.............................................................   $   1,295    $   4,346
  Accounts receivable, less allowance for doubtful accounts of $591 and $636 at January
    31, 1998 and February 1, 1997, respectively.........................................      18,607       21,973
  Merchandise inventories...............................................................      22,540       22,373
  Prepaid expenses and other............................................................       8,205        3,171
                                                                                          -----------  -----------
    Total current assets................................................................      50,647       51,863
                                                                                          -----------  -----------
Property and equipment, at cost:
  Leasehold improvements................................................................      30,506       30,168
  Furniture and fixtures................................................................      32,034       32,159
  Other.................................................................................         122           52
                                                                                          -----------  -----------
    Total property and equipment........................................................      62,662       62,379
Less--Accumulated depreciation and amortization.........................................     (48,115)     (48,384)
                                                                                          -----------  -----------
    Net property and equipment..........................................................      14,547       13,995
                                                                                          -----------  -----------
Total Assets............................................................................   $  65,194    $  65,858
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................................................   $   7,644    $  10,749
  Accrued expenses and other............................................................       8,472       10,307
  Reserve for facilities closings.......................................................      --            1,567
                                                                                          -----------  -----------
    Total current liabilities...........................................................      16,116       22,623
                                                                                          -----------  -----------
Long-term debt..........................................................................      27,398       11,940
                                                                                          -----------  -----------
Shareholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued
  Common stock, $.01 par value, 20,000,000 shares authorized; 7,583,000 issued and outstanding at January 31, 1998 and 7,563,000 issued and outstanding at February 1,
    1997................................................................................          76           76
  Additional paid-in capital............................................................      40,977       40,798
  Accumulated deficit...................................................................     (19,373)      (9,579)
                                                                                          -----------  -----------
    Total shareholders' equity..........................................................      21,680       31,295
                                                                                          -----------  -----------
Total Liabilities and Shareholders' Equity..............................................   $  65,194    $  65,858
                                                                                          -----------  -----------
                                                                                          -----------  -----------

   The accompanying Notes to Financial Statements are an integral part of the financial statements.

                                  GANTOS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
                                                                                                (THOUSANDS)
Cash flows from operating activities:
  Net income (loss).................................................................  $  (9,794) $   2,337  $   3,719
                                                                                      ---------  ---------  ---------
Adjustments to reconcile net income (loss) to net cash provided (used)
  by operating activities:
    Reorganization items............................................................     --         --            279
    Credit for facilities closings and other........................................       (703)    --           (944)
    Cash used for facilities closings and other.....................................       (864)        (9)      (571)
    Depreciation and amortization...................................................      4,782      5,493      6,241
    Loss on disposals of property and equipment.....................................     --         --         --
    Restricted stock compensation expense...........................................        109        142        161

    Changes in assets and liabilities:
    Accounts receivable.............................................................      3,366        646      2,676
    Merchandise inventories.........................................................       (167)     1,582     (1,411)
    Prepaid expenses and other......................................................     (5,034)      (320)      (265)
    Accounts payable................................................................     (3,105)    (1,370)     3,645
    Accrued expenses and other......................................................     (1,835)    (2,410)     1,281
    Income tax receivable...........................................................     --         --         --
                                                                                      ---------  ---------  ---------
      Total adjustments.............................................................     (3,451)     3,754     11,092
                                                                                      ---------  ---------  ---------
Net cash (used) provided by operating activities before reorganization items........    (13,245)     6,091     14,811
                                                                                      ---------  ---------  ---------
Net change to liabilities subject to compromise.....................................     --         --        (64,941)
Net non-cash change to liabilities subject to compromise............................     --         --         33,374
                                                                                      ---------  ---------  ---------
Net cash payments on liabilities subject to compromise..............................     --         --        (31,567)
Reorganization items................................................................     --         --           (279)
Change in accrued interest receivable...............................................     --         --             88
Change in accrued bankruptcy expenses...............................................     --         --         (1,352)
                                                                                      ---------  ---------  ---------
Net cash used by reorganization items...............................................     --         --        (33,110)
                                                                                      ---------  ---------  ---------

Net cash (used) provided by operating activities....................................    (13,245)     6,091    (18,299)
                                                                                      ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures..............................................................     (4,901)    (2,696)    (6,057)
Net cash used by investing activities...............................................     (4,901)    (2,696)    (6,057)
                                                                                      ---------  ---------  ---------
Cash flows from financing activities:
  Principal payments under capital lease obligations and other long-term debt.......     (4,119)      (455)       (25)
  Issuance of Common Stock..........................................................         70         54     --
  Net borrowings (repayments) under revolving credit notes payable..................     19,577       (101)      (711)
  Other.............................................................................       (433)    --         --
                                                                                      ---------  ---------  ---------
Net cash provided (used) by financing activities....................................     15,095       (502)      (736)
                                                                                      ---------  ---------  ---------
Net (decrease) increase in cash.....................................................     (3,051)     2,893    (25,092)
Cash and cash equivalents at beginning of year......................................      4,346      1,453     26,545
                                                                                      ---------  ---------  ---------
Cash and cash equivalents at end of year............................................  $   1,295  $   4,346  $   1,453
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Cash paid during the year:
  Interest..........................................................................  $   2,378  $   1,818  $   2,136
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
  Income taxes......................................................................  $      92  $      54  $      48
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

   The accompanying Notes to Financial Statements are an integral part of the financial statements.

                                  GANTOS, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                              COMMON STOCK        ADDITIONAL                     TOTAL
                                                        ------------------------    PAID-IN    ACCUMULATED   SHAREHOLDERS'
                                                          SHARES       AMOUNT       CAPITAL      DEFICIT        EQUITY
                                                        -----------  -----------  -----------  ------------  -------------
                                                                                   (THOUSANDS)
Balance January 28, 1995..............................       2,665    $      27    $  20,789    $  (15,635)   $     5,181
Issuance of restricted stock..........................         177            2           (2)       --            --
Restricted stock compensation expense.................      --           --              162        --                162
Stock issued in conjunction with Plan of
  Reorganization......................................       4,735           47       19,654        --             19,701
Net income for the year...............................      --           --           --             3,719          3,719
                                                             -----          ---   -----------  ------------  -------------
Balance February 3, 1996..............................       7,577    $      76    $  40,603    $  (11,916)   $    28,763
Restricted stock compensation expense.................      --           --              142        --                142
Cancellation of restricted stock......................         (34)      --           --            --            --
Exercise of stock options.............................           2       --                8        --                  8
Shares issued under employee stock purchase plan......          18       --               45        --                 45
Net income for the year...............................      --           --           --             2,337          2,337
                                                             -----          ---   -----------  ------------  -------------
Balance February 1, 1997..............................       7,563    $      76    $  40,798    $   (9,579)   $    31,295
Restricted stock compensation expense.................      --           --              109        --                109
Cancellation of restricted stock......................         (14)      --           --            --            --
Cancellation of old common stock......................         (28)      --           --            --            --
Shares issued under employee stock purchase plan......          62       --               70        --                 70
Net loss for the year.................................      --           --           --            (9,794)        (9,794)
                                                             -----          ---   -----------  ------------  -------------
Balance January 31, 1998..............................       7,583    $      76    $  40,977    $  (19,373)   $    21,680
                                                             -----          ---   -----------  ------------  -------------
                                                             -----          ---   -----------  ------------  -------------

   The accompanying Notes to Financial Statements are an integral part of the financial statements.

                                  GANTOS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  CHAPTER 11 REORGANIZATION:

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

2.  BASIS OF PRESENTATION:

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended January 31, 1998, the Company incurred a loss of $9.8 million and has experienced a tightening of trade credit. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

    Management does not believe that the Company will be able to meet the minimum net worth covenant on the Indenture during the second quarter of 1998 and might not be able to meet the Fleet Facility liquidity test in the third quarter of 1998. The Company is negotiating with Fleet Bank and with the principal holder of the Notes to amend these covenants. Additionally, the Company has engaged a financial advisor to assist it in exploring its strategic alternatives.

    The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of the Fleet Facility and the Indenture agreement, and future profitable operations.

                                  GANTOS, INC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Industry Information--The Company operates 115 women's apparel specialty stores in 23 states located primarily in the Western, Midwestern and Northeastern United States. The following is a summary of significant accounting policies:

    The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal year 1997 consisted of fifty-two weeks and ended on January 31, 1998; fiscal year 1996 consisted of fifty-two weeks and ended on February 1, 1997; and fiscal year 1995 consisted of fifty-three weeks and ended on February 3, 1996.

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

    Merchandise inventories are valued at the lower of cost or market, using the cost method, on the First-in, First-out (FIFO) basis. Approximately $1.4 and $1.3 million of merchandise development, procurement, storage and distribution costs are included in inventory at year end 1997 and 1996, respectively.

    Commissions earned on leased shoe sales are included in net sales and totaled $889,000 in 1997, $874,000 in 1996, and $789,000 in 1995. Third party leased shoe sales totaled $6.4, $6.5, and $6.3 million in 1997, 1996 and 1995, respectively.

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

    Advertising costs are expensed the first time the advertising takes place. Net advertising expense approximated $1.5 million, $1.2 million, and $1.0 million in 1997, 1996 and 1995, respectively.

    As part of the Company's POR, each shareholder of record on the effective date, was entitled to receive one new common share for every two common shares previously held. All share and per share data in the financial statements and notes reflect this stock distribution for all periods presented. Each shareholder of record on the effective date, was required to surrender or be deemed to have surrendered such shares within two years of the effective date or have its claim for a distribution pursuant to the POR discharged. Accordingly, approximately 28,000 common shares were forfeited under this provision in 1997. As part of the POR, the Company issued 4,567,000 common shares as partial settlement for certain claims, 143,000 restricted common shares to management (net of 14,000, 34,000, and 23,000 restricted common shares forfeited during 1997, 1996, and 1995, respectively) and 168,000 common shares as partial settlement of a shareholder lawsuit.

    Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. The weighted average number of common shares

                                  GANTOS, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) outstanding was 7,550,000 in 1997, 7,574,000 in 1996, and 6,759,000 in 1995.
Diluted net earnings per share is similarly determined except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are principally comprised of employee stock options issued by the Company and had an insignificant impact on the computation of diluted net earnings per share during the periods presented.

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

4.  CLASS ACTION LAWSUIT:

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

    In January 1995, the Company, Defendants and the Plaintiff entered into a settlement of the lawsuit. The settlement provided for the Company's insurance company to pay $550,000 and the Company to issue $700,000 worth of new common stock on the POR effective date. The $700,000 worth of new common stock, 168,000 shares, was issued effective March 31, 1995 as part of the Company's emergence from the Chapter 11 proceedings. The Company's expense was included in the Credit for Facilities Closing and Other in 1994.

5.  RESERVE FOR FACILITIES CLOSINGS:

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

    The provision of $29.3 million recorded for the anticipated costs of the realignment consisted primarily of the expected costs of future lease obligations and rejection claims, losses on disposal of

                                  GANTOS, INC.

5. RESERVE FOR FACILITIES CLOSINGS: (CONTINUED) property and equipment, expenses and losses associated with the disposal of merchandise inventory in the closed stores and other expenses and losses directly related to the closure of the stores.

    During 1994, the Company was unsuccessful in renegotiating its office and distribution center lease with its former landlord (See Note 9) and elected to reject the lease in its bankruptcy proceedings. As a result, the Company reallocated $7.8 million of the remaining reserve to cover the anticipated costs of rejecting the lease and relocating the corporate office and distribution center.

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

    In addition, during 1994, the Company entered into settlement agreements with certain of its creditors whereby early cash payments for approximately 25% of their legally allowed claim were made as full settlement of the Company's obligation, which resulted in a $1.6 million reduction in the reserve for facilities closing and other. This amount, which was treated as forgiveness of debt, and was included as an extraordinary gain in the Company's Statements of Income during 1994.

    During 1997, the Company completed the relocation of its distribution center, financial and support functions to another facility in Grand Rapids, Michigan, as well as the establishment of a merchandising office in Stamford, Connecticut. The costs incurred were charged against the reserve for facilities closings. The total costs incurred were less than the amount accrued and as such, the accrual was reduced by $0.7 million, which was recorded as a credit for facilities closing and other in 1997.

                                  GANTOS, INC.

5.  RESERVE FOR FACILITIES CLOSINGS: (CONTINUED)
    The following table sets forth the facilities closing provision established in 1993 and the related subsequent activity:

FACILITIES CLOSING PROVISION

                                                                                NON-CASH
                                                                                COSTS AND
                                                      PROVISION   CASH COSTS      ASSET                 RESERVE AT
                                                      RECORDED     INCURRED    WRITE-OFFS     OTHER    FEB. 3, 1996
                                                     -----------  -----------  -----------  ---------  ------------
                                                                              (THOUSANDS)
Lease rejection costs..............................   $  14,590    $  (4,592)   $  (5,914)  $  (4,084)  $   --
Asset write-offs...................................      10,420       --           (9,703)        163          880
Inventory disposition costs........................       3,514       (1,980)         (19)     (1,515)      --
Other..............................................         730       (1,270)         927       1,150        1,537
                                                     -----------  -----------  -----------  ---------  ------------
                                                      $  29,254    $  (7,842)   $ (14,709)  $  (4,286)  $    2,417
                                                     -----------  -----------  -----------  ---------  ------------
                                                     -----------  -----------  -----------  ---------  ------------

                                                                                NON-CASH
                                                     RESERVE AT                 COSTS AND
                                                       FEB. 3,    CASH COSTS      ASSET                 RESERVE AT
                                                        1996       INCURRED    WRITE-OFFS     OTHER    FEB. 1, 1996
                                                     -----------  -----------  -----------  ---------  ------------
Lease rejection costs..............................   $  --        $  --        $  --       $  --       $   --
Asset write-offs...................................         880       --             (841)        (39)      --
Inventory disposition costs........................      --           --           --          --           --
Other..............................................       1,537           (9)      --              39        1,567
                                                     -----------  -----------  -----------  ---------  ------------
                                                      $   2,417    $      (9)   $    (841)  $  --       $    1,567
                                                     -----------  -----------  -----------  ---------  ------------
                                                     -----------  -----------  -----------  ---------  ------------

                                                                                NON-CASH
                                                     RESERVE AT                 COSTS AND               RESERVE AT
                                                       FEB. 1,    CASH COSTS      ASSET                  JAN. 31,
                                                        1996       INCURRED    WRITE-OFFS     OTHER        1996
                                                     -----------  -----------  -----------  ---------  ------------
Lease rejection costs..............................   $  --        $  --        $  --       $  --       $   --
Asset write-offs...................................      --           --           --          --           --
Inventory disposition costs........................      --           --           --          --           --
Other..............................................       1,567         (864)      --            (703)      --
                                                     -----------  -----------  -----------  ---------  ------------
                                                      $   1,567    $    (864)   $  --       $    (703)  $   --
                                                     -----------  -----------  -----------  ---------  ------------
                                                     -----------  -----------  -----------  ---------  ------------

    Non-cash costs in 1996 represent the write-off of assets at the Company's then current corporate office and distribution center that were abandoned as part of the relocations.

6.  VALUATION OF LONG-LIVED ASSETS:

    During the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Statement requires companies to record impairments of long-lived assets, certain identifiable intangibles and goodwill when there is evidence that events or changes in circumstances have made recovery of asset carrying values unlikely. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. The Company identified assets in certain retail stores that were impaired because of a history of and projected

                                  GANTOS, INC.

6. VALUATION OF LONG-LIVED ASSETS: (CONTINUED) future cash flow losses in these specific stores. Upon adoption, an impairment loss of $687,000 was recorded for these retail store assets and is recorded in selling, general and administrative expense in the Statement of Income for 1995. The Company periodically evaluates the carrying value of long-lived assets to be held and used.

7.  LONG TERM DEBT:

    A summary of long-term debt is as follows:

                                                                      JANUARY 31,  FEBRUARY 1,
                                                                         1998         1997
                                                                      -----------  -----------
                                                                            (THOUSANDS)
Revolving Credit Agreement due March 31, 2000, bearing interest at
  variable rates....................................................   $  19,577    $  --
Notes issued pursuant to an Indenture Agreement due in sixteen quarterly installments of $775,000 beginning July 1, 1997, bearing
  interest at 12.75%................................................       7,821       11,940
                                                                      -----------  -----------
                                                                       $  27,398    $  11,940
                                                                      -----------  -----------
                                                                      -----------  -----------

    Since March 10, 1995, the Company has had a borrowing agreement with Fleet Bank N.A. (formerly NatWest Bank N.A.) (the "Fleet Facility"). The Company amended the Fleet Facility as of April 25, 1996, March 18, 1997, October 8, 1997, February 1, 1998, February 27, 1998, March 30, 1998, April 29, 1998 and
April 30, 1998, and it currently expires March 31, 2000. The Fleet Facility provides the Company with revolving credit loans and letters of credit up to $40 million, subject to a borrowing base formula and lender reserves (as defined in the agreement). Undrawn and unreimbursed letters of credit under the facility may not exceed $15 million in face amount. During 1997, the maximum amount outstanding on the Revolving Credit Agreement was $17.3 million, while the average amount outstanding during the year was $8.0 million.

    Prior to the October 8, 1997 amendment loans under the Fleet Facility bore interest at Fleet's prime rate plus 1 1/4%, or, at the Company's option, the reserve adjusted LIBOR rate plus 2 1/2%. The October 8, 1997 amendment provides for an adjustment to the interest rate for both prime rate and LIBOR rate loans beginning in 1998. Based upon the Company's financial performance in 1997, loans under the Fleet Facility bear interest at Fleet's prime rate plus 2%, or, at the Company's option, the reserve adjusted LIBOR rate plus 3 1/4%. These rates are adjusted quarterly based upon the Company's financial performance for the four quarters then ended. The interest is payable in arrears on the last business day of each month for prime rate loans and on the last day of the applicable one, two, three or six-month interest period or at the end of three months, whichever is sooner, for the reserve adjusted LIBOR rate loans. As of January 31, 1998, the Fleet prime rate is 8.5%.

    The Fleet Facility carries commitment fees of .5% of the difference between $40 million and the average amount outstanding under the facility (including the face amount of letters of credit) and 1.50% (1.75% for standby letters of credit) of the face amount of outstanding letters of credit. This facility is secured by substantially all of the Company's assets. The Fleet Facility also provides for a .5% reduction fee if the agreement is terminated on or before December 31, 1998.

    The Fleet Facility contains, among other things, covenants with respect to
(i) additional indebtedness, (ii) investments, (iii) capital expenditures, (iv) fixed charge coverage ratios, (v) earnings before interest,

                                  GANTOS, INC.

7.  LONG TERM DEBT: (CONTINUED)
taxes, depreciation and amortization, (vi) interest coverage ratios, and (vii) prohibitions on paying cash dividends.

    In part because of the net loss reported by the Company for the twenty-six weeks ended August 2, 1997, the Company would not have been in compliance with the covenant concerning, earnings before interest, taxes, depreciation and amortization for the four quarters ended August 2, 1997 had Fleet Bank N.A. and LaSalle National Bank not granted a waiver of such covenant for such period.

    On October 8, 1997, the Company entered into Amendment No. 3 to the Fleet Facility (the Third Amendment). The Third Amendment provides for the adjustment to the interest rates described above, an increase in the loan advance rate on inventory during the months of October through January, and adjustments to the financial covenants so that compliance with the financial covenants is based on a liquidity test as long as minimum levels of liquidity are maintained. It also provides that if the Company prepays its 12.75% Notes outstanding under its Indenture, it must pay Fleet Bank a fee of $750,000 and the loan advance rate would be reduced to pre-amendment levels. Additionally, on October 8, 1997, Fleet Bank N.A. purchased LaSalle National Bank's interest in the Fleet Facility and currently is the sole lender.

    The February 1, 1998, February 27, 1998, March 30, 1998, and April 24, 1998, amendments to the Fleet Facility extend the increase in the loan advance rate on inventory in 1998 until February 28, 1998, March 31, 1998, May 2, 1998, and January 31, 1999, respectively. Without the February 1, 1998, February 27, 1998 and March 30, 1998 amendments the Company would not have been in compliance with the new liquidity test.

    As of April 30, 1998, the Company entered into Amendment No. 8 to the Fleet Facility (the Eighth Amendment). The Eighth Amendment provides for an increase in the availability under the Fleet Facility in an amount equal to the lesser of ten percent of the eligible inventory (as defined in the agreement) and $2,000,000. Additionally, the Eighth Amendment carries a $100,000 amendment fee payable on January 1, 1999 if there are obligations still due under the Fleet Facility as of that date.

    As described in Note 1, the Company issued to some unsecured creditors approximately $12.4 million in original principal amount of six-year notes bearing interest payable quarterly at 12.75%. The Notes were issued pursuant to an Indenture, dated as of March 1, 1995, between the Company and State Street Bank and Trust Company (formerly Fleet Bank, N.A. and Shawmut Bank Connecticut, National Association). The Notes are payable in 16 quarterly installments of approximately $775,000 beginning July 1, 1997 and ending April 1, 2001. The Notes are also subject to prepayment within 50 days after the end of each fiscal year of the Company in an amount equal to the Company's "Excess Cash Flow". Excess Cash Flow is 50% of the Company's "Free Cash Flow" in excess of $1.4 million in 1995, $3.5 million in 1996, $3.4 million in 1997, $2.4 million in 1998, and $4.3 million in 1999. Free Cash Flow is the Company's net income before extraordinary items, plus depreciation expense, minus specified capital expenditures and principal payments made with respect to indebtedness for borrowed money (other than the quarterly payments with respect to the Notes and payments under the Fleet Facility). The amounts due within one year have been classified as long-term debt as the Company has both the intent and ability, through the Fleet Facility, to refinance these amounts on a long term basis. The Company must also prepay the Notes with the proceeds of specified asset and securities sales. If Excess Cash Flows (as defined in the indenture) were not at least $2.25 million by March 31, 1997, the Company was required to pay the shortfall. In fiscal 1996, the Company made an Excess Cash Flow Payment for fiscal 1995 of $455,000. During fiscal 1996, the Company did not have Excess Cash Flow and, accordingly, made a payment of $1.8 million for the shortfall during fiscal 1997. During 1997, the Company did not have Excess Cash Flow and accordingly, is not required to make a payment.

                                  GANTOS, INC.

7.  LONG TERM DEBT: (CONTINUED)
    The Notes are secured by a $5,000,000 life insurance policy on the life of a certain director of the Company until the Notes are transferred to a third party. The Notes secured by the policy must be prepaid with any proceeds from the life insurance policy. The Indenture contains, among other things, covenants with respect to (i) additional indebtedness, (ii) capital expenditures, (iii) minimum net worth, (iv) earnings before interest, taxes, depreciation and amortization, (v) interest coverage ratios, and (vi) prohibitions on paying dividends.

    In part because of the Company's net loss for the twenty-six weeks ended August 2, 1997 and the thirty-nine weeks ended November 1, 1997, the Company was not in compliance with the earnings before interest, taxes, depreciation and amortization covenant for both quarters ended August 2, 1997 and November 1, 1997, and it was not in compliance with the interest coverage ratio covenant for the quarter ended November 1, 1997. On December 15, 1997, the Company entered into the Supplemental Indenture No. 1 and an agreement with the trustee and principal holder of the Notes, respectively, to waive the existing EBITDA and interest coverage ratio defaults and to revise some of the financial covenants under the Indenture so that compliance with those covenants is based on a liquidity test as long as minimum levels of liquidity are maintained under the Fleet Facility. The Indenture Supplement was entered into in exchange for the payment of approximately $400,000 plus expenses to the trustee for the benefit of the Note holders.

    The Indenture, as amended continues to require a minimum net worth of $20 million at the end of each quarter. As of January 31, 1998, the Company's net worth was approximately $21.7 million. Management does not believe that the Company will be able to meet this covenant in the second quarter of fiscal 1998 and might not be able to meet the new liquidity test in the third quarter of 1998. The Company is negotiating with Fleet Bank and the principal holder of the Notes to amend these covenants. If the Company is unsuccessful in renegotiating these covenants on terms and conditions acceptable to the Company, it would consider refinancing the applicable indebtedness. Any inability by the Company to renegotiate these covenants or to refinance the applicable indebtedness on terms and conditions acceptable to the Company could have a material adverse effect on the Company's business, operations, liquidity, financial condition and results of operations, and could require the Company to substantially reduce or discontinue its operations.

    Even if the Company is successful in renegotiating the net worth covenant under the Indenture, there can be no assurance that the Company would be able to meet the revised net worth covenant or the liquidity test under the Indenture or the Fleet facility for the next 12 months, unless sales substantially improve. The Company has engaged a financial advisor to assist it in exploring its strategic alternatives, although there can be no assurance that any viable strategic alternatives will be found.

8.  INCOME TAXES:

    For each of the years presented, the effective tax rate is less than the statutory rate of 35% due to the establishment of valuation allowances against tax assets related to net operating loss carryforwards due to the Company's inability to determine that it is more likely than not that these assets will be realized, partially offset the reversal of previously recorded valuation allowances during the year for other deferred tax items.

    Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, requires that deferred income taxes be recorded for "temporary differences" between the basis of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations. This method requires that deferred taxes be recorded based upon currently enacted tax rates.

                                  GANTOS INC.

    Based on the Company's current financial status, realization of the Company's deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109 and accordingly a valuation allowance for the entire net deferred tax asset amount has been recorded.

    The components of the net deferred tax asset (liability) and the related valuation allowance are as follows:

                                                     JANUARY 31,     FEBRUARY 1,
                                                         1998            1997
                                                    --------------  --------------
                                                             (THOUSANDS)
NOL carryforward..................................  $       9,580   $       5,870
Reserve for facility closings.....................       --                   530
Tax credit carryforward...........................          3,520           3,520
Other accrued expenses............................          1,710           1,750
Property and Equipment............................            960             740
Other.............................................            160             280
                                                    --------------  --------------
  Deferred tax assets.............................         15,930          12,690
                                                    --------------  --------------
Inventory.........................................           (930 )        (1,470 )
Prepaid expenses..................................           (680 )          (630 )
Property taxes....................................           (530 )          (530 )
                                                    --------------  --------------
  Deferred tax liabilities........................         (2,140 )        (2,630 )
                                                    --------------  --------------
Subtotal..........................................         13,790          10,060
Valuation allowance...............................        (13,790 )       (10,060 )
                                                    --------------  --------------
Net deferred tax assets (liabilities).............  $    --         $    --
                                                    --------------  --------------
                                                    --------------  --------------

    At January 31, 1998, the Company had net operating loss carryforwards available to offset future income for federal income tax reporting purposes of approximately $29.3 million, expiring in 2007-2013.

    If the Company experiences a change in ownership within the meaning of
Section 382 of the Internal Revenue Code, an annual limitation could be placed upon the Company's ability to realize the benefits of its net operating loss carryforwards.

9.  LEASES:

    The Company leases store locations, the corporate distribution center and office building, the corporate merchandising offices, and certain equipment from third parties. The remaining terms of these leases range from one to thirteen years. Generally, the store leases contain provisions for additional rentals based on a percentage of sales. Total rent expense under these leases was approximately $16.0, $15.9 and $15.4 million in 1997, 1996 and 1995, respectively, which includes percentage of sales rentals of $0.0, $0.1 and $0.1 million, respectively. Accrued rent expense of $3.9 million at January 31, 1998 and $4.1 million at February 1, 1997 is included in accrued expenses.

    Pursuant to the POR, the Company rejected the lease for the distribution center and office building as of March 31, 1995. As settlement for the rejection, the Company paid the owner of the distribution center and office building, a director of the Company, $1.75 million in cash and $1.75 million in shares of new common stock. Also on the effective date, the owner of the distribution center and office building deeded in lieu of foreclosure, ownership of the property to the mortgage holder. The Company then entered into a 10 month lease that was subsequently extended three times for 6 months each with the mortgage holder, the last of which expired July 31, 1997, with base annual rent of $1,030,000 (including real estate taxes).

                                  GANTOS INC.

9.  LEASES: (CONTINUED)
    Beginning in May 1997, the Company relocated its corporate facilities into a new office/distribution center in Grand Rapids, Michigan and a new merchandising office in Stamford, Connecticut. Total annual rental expense on these facilities is approximately $760,000 (excluding real estate taxes).

    Estimated future minimum rental payments are as follows:

YEAR
---------------------------------------------------------------------------------    LEASES
                                                                                   -----------
                                                                                   (THOUSANDS)
1998.............................................................................   $  16,295
1999.............................................................................      15,053
2000.............................................................................      13,171
2001.............................................................................       9,306
2002.............................................................................       6,083
Thereafter.......................................................................       6,867
                                                                                   -----------
Total minimum lease payments.....................................................   $  66,775
                                                                                   -----------
                                                                                   -----------

10. STOCK OPTION PLANS:

    The Company has two stock option plans which provide for the granting of stock options, restricted stock and stock appreciation rights to officers and key management employees.

    The Gantos, Inc. 1996 Stock Option Plan (the "1996 Plan") was approved by shareholders on June 20, 1996. The 1996 Plan reserved 1,000,000 common shares for issuance upon exercise of options or stock appreciation rights or for restricted stock awards to key employees. The 1996 Plan provides for the issuance of both incentive options and non-qualified options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The incentive options generally must have an exercise price not less than the fair market value of the shares on the date on which such option is granted. The non-qualified options must have an exercise price not less than the par value of the shares on the date on which such option is granted. Stock options and stock appreciation rights may be exercised only within ten years of the date of grant.

    During 1997, the Company issued options to purchase 256,500 shares under the 1996 Plan at exercise prices ranging from $2.00 to $2.28. These options become exercisable over a five year period (except for one option to purchase 1,000 shares which was exercisable immediately). The number of shares available for grant under the 1996 Plan as of January 31, 1998 is 375,000.

    The Gantos, Inc. Stock Option Plan (the "1986 Plan") expired March 19, 1996. During 1995, as part of the POR, the Company issued 200,000 restricted shares to key management employees which vest in one-third annual installments beginning March 31, 1996 and were subject to certain restrictions of forfeiture. The compensation expense related to the awarding of restricted stock is recognized ratably over the restriction period.

    The total number of options that remain outstanding under the 1986 Plan (including unvested restricted stock) are 386,840 and will be exercisable in future years in accordance with terms of such options.

    In addition, on June 18, 1992, the Company's shareholders approved the Gantos, Inc. Director Stock Option Plan (the "Director Plan") which provides for automatic granting of up to an aggregate of 100,000

                                  GANTOS INC.

10. STOCK OPTION PLANS: (CONTINUED)
shares of non-qualified options to certain directors of the Company who are not officers or employees of the Company. Options granted under the Director Plan become 100% exercisable on the grant date and expire ten years after the grant date, or, if earlier, three months after resignation, with certain exceptions.

    During 1997, options to purchase 6,000 shares were granted under the Director Plan at an exercise price equal to the market value of Company's common shares at the grant date. The number of shares available for grant under the Director Plan at January 31, 1998 was 46,000.

    A summary of activity for the three years ended January 31, 1998 is as follows:

                                                             NUMBER OF        NUMBER OF        TOTAL        RANGE OF
                                                           NON-QUALIFIED     RESTRICTED      NUMBER OF     PRICES PER
                                                              SHARES           SHARES         SHARES         SHARE
                                                          ---------------  ---------------  -----------  --------------
                                                                       (THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding January 28, 1995............................           150           --                150   $ 8.00-53.50
Granted.................................................           634              200            834   $ 3.25-4.16
Exercised...............................................        --               --             --             --
Canceled................................................          (225)             (23)          (248)  $ 4.16-53.50
                                                                 -----              ---          -----   --------------
Outstanding February 3, 1996............................           559              177            736   $ 3.25-4.16
Granted.................................................           612           --                612   $ 3.00-4.69
Exercised...............................................            (2)             (59)           (61)  $    4.16
Canceled................................................          (113)             (34)          (147)  $    4.16
                                                                 -----              ---          -----   --------------
Outstanding February 1, 1997............................         1,056               84          1,140   $ 3.25-4.69
Granted.................................................           263           --                263   $ 2.00-2.28
Exercised...............................................        --                  (42)           (42)  $    4.16
Canceled................................................          (282)             (14)          (296)  $ 2.00-4.16
                                                                 -----              ---          -----   --------------
Outstanding January 31, 1998............................         1,037               28          1,065   $ 2.00-4.69
                                                                 -----              ---          -----   --------------
                                                                 -----              ---          -----   --------------
Exercisable.............................................           393           --                393   $ 3.25-4.69
                                                                 -----              ---          -----   --------------
                                                                 -----              ---          -----   --------------

    The Company has adopted the disclosure provisions of SFAS No.123 "Accounting for Stock Based Compensation". The standard requires pro forma disclosure of net earnings and earnings per share as if the Company has accounted for its employee stock options using a fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Risk free interest rate......................................         7%         7%         7%
Dividend Yield...............................................         0%         0%         0%
Volatility...................................................     110.9%      83.9%      83.9%
Average expected term........................................    5 Years    5 Years    5 Years

                                  GANTOS INC.

10. STOCK OPTION PLANS: (CONTINUED)
    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma results, including the impact of employee stock options after January 28, 1995, are estimated to be:

                                                                    1997       1996       1995
                                                                 ----------  ---------  ---------
                                                                        (THOUSANDS, EXCEPT
                                                                         PER SHARE DATA)
Compensation expense recognized for stock options..............  $      440  $     660  $     546
Net income (loss)..............................................  $  (10,234) $   1,677  $   3,173
Net income (loss) per share (basic and diluted)................  $    (1.36) $    0.22  $    0.47

    Employee stock options outstanding and exercisable under these plans as of January 31, 1998, were:

                                            OUTSTANDING
                       -----------------------------------------------------           EXERCISABLE
                                                         WEIGHTED AVERAGE     ------------------------------
                                    WEIGHTED AVERAGE   REMAINING CONTRACTUAL               WEIGHTED AVERAGE
RANGE OF PRICES          SHARES      EXERCISE PRICE            LIFE             SHARES      EXERCISE PRICE
---------------------  -----------  -----------------  ---------------------  -----------  -----------------
                                                (THOUSANDS, EXCEPT PER SHARE DATA)
$2.00-2.99...........         200       $    2.17                  9.3                 7       $    2.39
$3.00-3.99...........         176       $    3.43                  8.4                48       $    3.37
$4.00-4.49...........         311       $    4.16                  7.2               221       $    4.16
$4.50-4.69...........         350       $    4.69                  8.8               117       $    4.69
                                                                    --
                            -----           -----                                    ---           -----
                            1,037                                                    393
                            -----                                                    ---
                            -----                                                    ---

                                  GANTOS INC.

11. EMPLOYEE STOCK PURCHASE PLAN

    On June 20, 1996, the shareholders approved the Gantos, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP, as amended August 15, 1996, grants eligible employees the right to purchase common shares on a quarterly basis at the lower of 85% of the market price at the beginning or the end of each three month purchase period. These shares may be authorized but unissued shares, reacquired shares or shares bought on the open market. The discount is treated as equivalent to the cost of issuing stock for financial reporting purposes. During 1997, 61,427 shares were issued under the ESPP for $70,771. As of January 31, 1998, there are 120,862 shares reserved for future issuance under the ESPP.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

FISCAL QUARTER                                                            FIRST     SECOND      THIRD     FOURTH
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
                                                                            (THOUSANDS, EXCEPT PER SHARE DATA)
1997
  Net Sales...........................................................  $  45,564  $  35,816  $  35,478  $  45,108
  Gross Income........................................................     10,348      4,165      5,451      4,765
  Net Income (Loss)...................................................      1,455     (3,547)    (3,388)    (4,314)
  Net Income (Loss) per share (basic and diluted).....................       0.19      (0.47)     (0.45)     (0.57)

1996
  Net Sales...........................................................  $  50,365  $  41,809  $  41,716  $  50,476
  Gross Income........................................................     11,753      6,751      8,214     10,626
  Net Income (Loss)...................................................      2,548     (1,592)      (275)     1,656
  Net Income (Loss) per share (basic and diluted).....................       0.34      (0.21)     (0.04)      0.22

    Because the costs incurred in relocating the Company's merchandising operations, distribution center and other corporate offices in 1997 were less than the amount accrued, a $.7 million credit for facilities closings and other was recorded in the second quarter of 1997.

                                  GANTOS, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                  (THOUSANDS)

                                                                          ADDITIONS
                                                                  --------------------------
                                                   BALANCE AT      CHARGED TO    CHARGED TO
                                                  BEGINNING OF      COSTS AND       OTHER                  BALANCE AT END
DESCRIPTION                                          PERIOD         EXPENSES      ACCOUNTS    DEDUCTIONS      OF PERIOD
-----------------------------------------------  ---------------  -------------  -----------  -----------  ---------------
Allowance for doubtful accounts:
  1997.........................................     $     636       $   1,320     $  --        $   1,365      $     591
                                                        -----          ------    -----------  -----------         -----
                                                        -----          ------    -----------  -----------         -----
  1996.........................................     $     572       $   1,226     $  --        $   1,162      $     636
                                                        -----          ------    -----------  -----------         -----
                                                        -----          ------    -----------  -----------         -----
  1995.........................................     $     600       $     884     $  --        $     912      $     572
                                                        -----          ------    -----------  -----------         -----
                                                        -----          ------    -----------  -----------         -----

                                 EXHIBIT INDEX

    Each Management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the following list with an asterisk before the exhibit number.

 DOCUMENT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
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

       4.1   Long-term debt documents, see Exhibits 10.13 through 10.20 of this Form 10-K.

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

       4.3   Supplemental Indenture No. 1, dated as of December 15, 1997, to Indenture dated as of April 1, 1995, between Gantos, Inc. and State Street Bank and Trust Company (successor to Fleet Bank N.A., which was the successor to Shawmut Bank Connecticut, National Association), and Agreement, dated as of
               December 15, 1997, between Elliott Associates, L.P. and Gantos, Inc.

      10.1   Lease Agreement between Gantos, Inc. and First Industrial Financing Partnership, L.P., dated as of
               January 28, 1997, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form
               10-K for the year ended February 1, 1997.

      10.2   Lease Agreement between Gantos, Inc. and Soundview Plaza Associates, dated as of January 23, 1997, incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

      10.3   Lease Modification Agreement between Gantos, Inc. and Soundview Plaza Associates, dates as of
               February 10, 1997, incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form
               10-K for the year ended February 1, 1997.

      10.4   Form of Gantos, Inc. credit card application and agreement, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

 DOCUMENT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      10.5   License Agreement, dated as of October 15, 1982, as amended by amendments one through four, between
               Gantos, Inc. and Sherman and Sons, Inc., incorporated by reference to Exhibit 10.8 to the Company's
               Annual Report on Form 10-K for the year ended January 30, 1988.

      10.6   Fifth Amendment, dated as of May 31, 1989, to the License Agreement dated as of October 15, 1982, as amended, between Gantos, Inc. and Sherman and Sons, Inc., incorporated by reference to Exhibit
               10.28 to the Company's Annual Report on Form 10-K for the year ended February 3, 1990.

      10.7   Sixth Amendment, dated as of June 30, 1992, to the License Agreement dated as of October 15, 1992, as amended, between Gantos Stores, Inc. and Sherman and Sons, Inc., incorporated by reference to
               Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1992.

     *10.8   Gantos, Inc. Amended and Restated Stock Option Plan, adopted March 20, 1986, as amended and restated
               March 31, 1995, incorporated by reference to Exhibit 1 to L. Douglas Gantos' Schedule 13D, dated
               March 31, 1995 and filed with the Securities and Exchange Commission on April 10, 1995.

     *10.9   Gantos, Inc. 1996 Stock Option Plan, adopted March 19, 1996, incorporated by reference to Exhibit
               10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

    *10.10   Gantos, Inc. Amended and Restated Director Stock Option Plan, adopted March 17, 1992, as amended and restated March 31, 1995, incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

    *10.11   1997 Gantos, Inc. Executive Bonus Plan, adopted May 20, 1997, incorporated by reference to Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997.

    *10.12   Gantos, Inc. Master Severance Plan and Key Employee Retention Bonus Program adopted January 11, 1994 as amended March 15, 1994, incorporated by reference to Exhibit 10.23 to the Company's Annual
               Report on Form 10-K for the fiscal year ended January 29, 1994.

     10.13   Revolving Credit Agreement, dated as of March 10, 1995, among Gantos, Inc., NatWest Bank, N.A.,
               LaSalle National Bank and NatWest Bank, N.A., as agent, incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

     10.14   Forms of note, Security Agreement, Security Agreement and Mortgage--Patents and Trademarks, and
               Assignment of Life Insurance Policy as Collateral Security, all in connection with the revolving
               Credit Agreement, dated as of March 10, 1995, among Gantos, Inc., NatWest bank, N.A., LaSalle
               National Bank and NatWest Bank, N.A., as agent, incorporated by reference to Exhibit 10.5 to the
               Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.

     10.15   Amendment No. 1, dated April 25, 1996, to the revolving Credit Agreement dated March 10, 1995, among
               Gantos, Inc., NatWest Bank, N.A. (now known as Fleet Bank, N.A.), LaSalle National Bank and NatWest
               Bank, N.A., as agent, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996.

 DOCUMENT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     10.16   Amendment No. 2 to Credit Agreement, dated March 18, 1997, among Gantos, Inc., Fleet Bank, N.A.
               (formerly known as NatWest Bank, N.A.), LaSalle National Bank and Fleet Bank, N.A. (formerly known as NatWest Bank, N.A.), as agent, incorporated by reference to Exhibit 10.20 to the Company's
               Annual Report on Form 10-K for the year ended February 1, 1997.

     10.17   Amendment No. 3 to Credit Agreement, and related side letter, both dated October 8, 1997, between
               Gantos, Inc. and Fleet Bank, N.A. (formerly known as NatWest Bank N.A.), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1,
               1997.

     10.18   Amendment No. 4 to Credit Agreement, dated as of February 1, 1998, between Gantos, Inc. and Fleet
               Bank, N.A. (formerly known as NatWest Bank N.A.).

     10.19   Amendment No. 5 to Credit Agreement, dated as of February 27, 1998, between Gantos, Inc. and Fleet
               Bank, N.A. (formerly known as NatWest Bank N.A.).

     10.20   Amendment No. 6 to Credit Agreement, dated as of March 30, 1998, between Gantos, Inc. and Fleet Bank,
               N.A. (formerly known as NatWest Bank N.A.).

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

    *10.24   Letter of Employment, dated April 23, 1997, between Gantos, Inc. and Mr. Neal Gottfried, incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended
               February 1, 1997.

    *10.25   Letter of Employment, dated August 19, 1997, between Gantos, Inc. and Mr. David C. Nelson, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended August 2, 1997.

    *10.26   Letter of Employment, dated September 3, 1996, between Gantos, Inc. and Ms. Vicki Boudreaux, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended November 2, 1996.

    *10.27   Letter of Employment, dated September 25, 1996, between Gantos, Inc. and Ms. Hope Grey, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               November 2, 1996.

    *10.28   Letter of Employment, dated March 27, 1995, between Gantos, Inc. and Mr. L. Douglas Gantos,
               Chairperson of the Board, incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

    *10.29   Amendment of Letter of Employment, dated as of March 19, 1996, between Gantos, Inc. and L. Douglas
               Gantos, incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for
               the fiscal year ended February 3, 1996.

    *10.30   Severance Agreement, dated as of March 18, 1997, between Gantos, Inc. and Mr. Kenneth Green, incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

 DOCUMENT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     10.31   Letter Agreement, dated as of February 13, 1998, between Gantos, Inc. and PaineWebber Incorporated.

      23.1   Consent of independent accountants.

      27.1   Financial Data Schedule.