Form 10-K/A
period 1998-01-31
GANTOS INC
filed 1998-06-01
CIK 791182

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-K/A
                                  AMENDMENT NO. 1

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 31, 1998 OR

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 0-14577

                                    GANTOS, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


          MICHIGAN                                      38-1414122
          --------                                      ----------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

           1266 E. MAIN STREET, FIFTH FLOOR, STAMFORD, CONNECTICUT 06902
             (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (203) 358-0294

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

                           Yes    X         No
                                ----            ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliated of the registrant as of April 24, 1998 calculated by reference to the closing sale price as reported by Nasdaq on such date, was approximately $4,031,939.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes    X         No
                                ----            ----

The number of shares outstanding of the registrant's common shares, $.01 par value per share, as of April 24, 1998 was 7,581,713.

                        DOCUMENTS INCORPORATED BY REFERENCE

None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information as of May 29, 1998, regarding the Company's directors and executive officers:



                                                                                                 DIRECTOR OR
                                                                                                  EXECUTIVE
               NAME             AGE         POSITIONS WITH THE COMPANY                          OFFICER SINCE
              ------           -----        ---------------------------                         -------------
     L. Douglas Gantos          66          Consultant and Director                                 1961

     Hannah H. Strasser         38          Director                                                1995

     Mary Elizabeth Burton      46          Director                                                1995

     Elizabeth M. Eveillard     51          Director                                                1992

     S. Amanda Putnam           48          Director                                                1995

     Arlene H. Stern            47          President, Chief Executive                              1996
                                            Officer and a Director

     Fred K. Schomer            58          Director                                                1992

     Erwin A. Marks             60          Director                                                1995

     Joseph Giudice             48          Senior Vice President, Merchandise                      1996
                                            Planning and Operations

     Dennis Horstman            52          Senior Vice President, Merchandising and                1996
                                            Marketing

     Neal Gottfried             55          Senior Vice President, Store                            1997
                                            Operations and Visual Merchandising

     David Nelson               48          Senior Vice President, Chief                            1997
                                            Financial Officer and Treasurer

     Vicki Boudreaux            41          Vice President, Planning and                            1996
                                            Allocation

     Hope Grey                  41          Vice President, Technical Product Management            1996

CURRENT DIRECTORS WHOSE TERMS EXPIRE IN 1998
CLASS III

L. DOUGLAS GANTOS

     L. Douglas Gantos served as the Company's Chairperson of the Board from September 1996 to May 1998 and has served as a consultant to the Company since May 1998. From July 1996 until September 1996, he served as the Company's Chief Executive Officer and Chairperson of the Board. From August 1993 until July 1996, Mr. Gantos served as the Company's President, Chief Executive Officer and Chairperson of the Board. From April 1992 until August 1993 he served as the Company's Chief Executive Officer and Chairperson of the Board. From April 1963 until April 1992, Mr. Gantos served as the Company's President and Chief Executive Officer. While Mr. Gantos receives cash payments pursuant to a letter of employment, as amended (see Item 11, "Executive

Compensation--Employment Contracts and Termination of Employment and Change-in-Control Arrangements--L. Douglas Gantos"), he will serve as a director of the Company during any period in which the Company's Board of Directors desires him to serve as a director, unless he is not elected by the shareholders or dies. The Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on November 12, 1993. Mr. Gantos was an executive officer of the Company at the time of the filing. Mr. Gantos will not continue as a director of the Company if the proposed Merger of the Company and HOM Holding, Inc. (the "Merger") is consummated.

HANNAH H. STRASSER

     Hannah H. Strasser is co-head of the high yield group, responsible for portfolio management and research for Cardinal Capital Management, a money management company Ms. Strasser co-founded in April 1995. Prior to co-founding Cardinal, Ms. Strasser was co-head of the high yield group and was responsible for portfolio management and research for Deltec Asset Management Corp., a money management firm. She was also a Managing Director and a member of Deltec's Executive Committee. She currently serves as a member of the Board of Directors of Rymer Foods Inc. Ms. Strasser will change from a Class III director to a Class I director if the Merger is consummated.

MARY ELIZABETH BURTON

     Mary Elizabeth Burton has been the Chairman of BB Capital, Inc., a company that was formed by Ms. Burton to invest in retail or service companies in the health and beauty industries, since November 1994. From July 1992 until November 1994, she served as Chairman of the Board and Chief Executive Officer of Supertans, Inc., a tanning store chain. Ms. Burton currently serves as a member of the Board of Directors of Staples, Inc., the office superstore. Ms. Burton will not continue as a director of the Company if the Merger is consummated.

CURRENT DIRECTORS WHOSE TERMS EXPIRE IN 1999
CLASS I

ELIZABETH M. EVEILLARD

     Elizabeth M. Eveillard has been the Managing Director and head of the Retailing Industry Group for PaineWebber Incorporated, an investment-banking firm, since April 1988. Ms. Eveillard currently serves as a member of the Board of Directors of Lillian Vernon Corporation, a specialty catalog retailer. Ms. Eveillard will continue as a Class I director if the Merger is consummated.

S. AMANDA PUTNAM

     S. Amanda Putnam has been the Vice President, Marketing Strategies for Fitch, Inc., which is an international business and design consulting organization, since 1992. Ms. Putnam will not continue as a director of the Company if the Merger is consummated.

CURRENT DIRECTORS WHOSE TERMS EXPIRE IN 2000
CLASS II

ARLENE H. STERN

     Arlene H. Stern has been the Company's President and Chief Executive Officer since September 8, 1996. From July 8, 1996 to September 8, 1996, Ms. Stern was the President and Chief Operating Officer for the Company. Ms. Stern served as Executive Vice President and Chief Operating Officer of Casual Corner Group, Inc., a retail apparel specialty store chain and a division of U.S. Shoe Corporation, from July 1993 to August 1995. From February 1985 to July 1993, Ms. Stern was the Executive Vice President for Human Resources and Distribution with P.A. Bergner & Company, a department store chain.
                                      3

If the Merger is consummated, Ms. Stern will continue as a Class II director.

FRED K. SCHOMER

     Fred Schomer was the Executive Vice President and Chief Executive Officer for Gerber Products Company, a consumer products manufacturer, from November 1988 until his retirement in December 1997. Mr. Schomer will not continue as a director of the Company if the Merger is consummated.

ERWIN A. MARKS

     Erwin A. Marks has been the President of Marks & Associates, Inc., an interim management and consulting firm specializing in underperforming companies and restructurings, since April 1996. From June 1995 to April 1996, Mr. Marks was the President of Circle Fine Arts Corporation, a retail art gallery chain. From 1989 to June 1995, Mr. Marks was the Managing Director and Senior Vice President of Heller Investments, Inc., a subsidiary of Heller Financial Inc., a financial services company. Mr. Marks is also on the Board of Directors of Value Merchants, Inc. Circle Fine Arts Corporation filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 8, 1996. Mr. Marks was an executive officer of Circle Fine Arts Corporation at the time of the filing. Mr. Marks will continue as a Class II director if the Merger is consummated.

ARRANGEMENTS CONCERNING ELECTION OF DIRECTORS

     If the Merger is consummated, the Board of Directors will consist of seven members. Three of the directors will be designated by HOM Holding, Inc. (the "Holding Designees") and four of the directors (Ms. Stern, Ms. Eveillard, Mr. Marks and Ms. Strasser) will be continuing directors of the Company (the "Company Designees"). The other four current directors of the Company will resign. If the Merger is not consummated, the current eight directors of the Company will remain in office until the Annual Meeting of Shareholders for the year in which his or her term expires and until their respective successors have been elected and qualified.

     In connection with the Merger, on May 12, 1998, the Company entered into the Stockholder Voting and Proxy Agreement (the "Voting Agreement") with Arlene Stern, Erwin A. Marks and Elizabeth Eveillard (collectively, the "Company Shareholders"), HOM Holding, Inc. ("Holding"), and Herbert Yalof, Jack Concannon and Access Capital Partners, L.P., (collectively, the Holding Stockholders). In the merger, Access Capital Partners, L.P. the principal stockholder of Holding ("Access Capital"), will receive approximately 7.0 million shares, or approximately 47% of the issued and outstanding common shares of the surviving corporation and, upon exercise of the warrants, if and when exercised, Access Capital and affiliated entities will have received approximately 8.2 million shares, or approximately 50%, of the issued and outstanding Common Shares of the surviving corporation.

     Pursuant to the Voting Agreement, each of the Holding Stockholders has agreed to vote all of his, her or its Common Shares of the Company issued in the Merger, to the extent that any of the following matters are submitted to the shareholders of the Company (i) in favor of the re-election (unless after such re-election there will be greater than three Company designees) of, and against any proposed removal (if after such removal there will be fewer than three Company Designees) of, a Company Designee to the surviving corporation's Board of Directors, and (ii) to fill all vacancies on the Board of Directors caused by the resignation or removal of a Company Designee (if after such resignation or removal there will be fewer than three Company Designees), for the nominees designated by the affirmative vote of at least two of the Company Designees then in office, subject to the consent of a sufficient number of the remaining directors such that the voting requirements set forth in the Company's bylaws are satisfied, and (iii) against any proposed expansion of the surviving corporation's Board of Directors beyond seven members (or such increased number as may have been approved in accordance with the provisions of the Voting Agreement described herein) unless at least two of the Company Designees then in office and a majority of the Holding Designees then in office vote to approve such expansion; PROVIDED, HOWEVER, that this provision does not apply to any expansion of the surviving corporation's Board of Directors which is effected in connection with an acquisition of, or a merger, consolidation or other business combination with, another company, so long as the vacancies caused by the expansion of the surviving corporation's Board of Directors are solely filled (x) with persons who are significant stockholders, executive officers or directors of the acquired company, (y) immediately upon the consummation of the acquisition, merger, consolidation or business combination with the acquired company and (z) pursuant to a vote approving such expansion by a majority of the surviving corporation's directors then in office. The Company Shareholders have agreed to similar provisions with respect to the Holding Designees.

     The Company has amended its bylaws to be consistent with the Voting Agreement. The Voting Agreement also requires the Company Shareholders and the Holding Stockholders to vote in favor of the Merger and contains restrictions on their transfer of shares or voting rights.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

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


     Vicki Boudreaux has been the Company's Vice President, Planning and Allocation since September 16, 1996. From April 1996 to September 1996, Ms. Boudreaux was Vice President-Organizational Management at Casual Corner Group, Inc., a retail apparel specialty store chain and a division of U.S. Shoe Corporation, and from April 1995 to April 1996, was Vice President - Quick Response at Casual Corner Group, Inc. From December

1991 to April 1995, Ms. Boudreaux was the Director and subsequently Senior Director - Quick Response for Casual Corner Group, Inc. Pursuant to a letter agreement, dated September 3, 1996, Ms. Boudreaux is to be employed at will as the Company's Vice President, Planning and Allocation.

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

Section 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended January 31, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except that during 1997 one report covering one transaction was filed late by Gordon J. Tendler and one report covering one transaction was filed late by L. Douglas Gantos.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information for each of the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 concerning the compensation of (i) any person serving as the Company's Chief Executive Officer during the fiscal year ended January 31, 1998, (ii) each of the Company's other most highly compensated executive officers who were serving as executive officers as of January 31, 1998 and whose total annual salary and bonus exceeded $100,000, and (iii) up to two additional executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended January 31, 1998 and who were not serving as executive officers as of January 31, 1998.

                             SUMMARY COMPENSATION TABLE

                                                                                    Long Term Compensation
                                           Annual Compensation                            Awards
                                         -----------------------                    ------------------------
                                                                       Other        Restricted
                                                                       Annual          Stock      Securities       All Other
                                           Salary         Bonus     Compensation      Award(s)    Underlying     Compensation
Name and Principal Position      Year       ($)            ($)          ($)            ($)        Options(#)        ($)(7)
---------------------------      ----    -----------     -------    ------------    -----------   ----------     ------------
Arlene H. Stern, President,      1997    425,000 (1)           0          2,384              0       50,000           2,975
Chief Executive Officer and      1996    245,193          75,000          5,939              0      350,000          14,260
Director                         1995         N/A          N/A           N/A            N/A          N/A            N/A

Dennis Horstman, Senior          1997    300,000 (2)      52,500         11,321              0       20,000           1,306
Vice President Merchandising     1996     51,923               0         33,123              0       35,000               0
And Marketing                    1995         N/A          N/A           N/A            N/A          N/A            N/A

Joseph Giudice, Senior           1997    225,000 (3)           0          9,193              0       15,000           2,029
Vice President, Merchandise      1996     86,538               0         25,912              0       25,000             106
Planning and Operations          1995         N/A          N/A           N/A            N/A          N/A            N/A

Neal Gottfried, Senior           1997    177,404 (4)           0          8,439              0       25,000             805
Vice President, Store            1996         N/A          N/A           N/A            N/A          N/A            N/A
Operations and Visual            1995         N/A          N/A           N/A            N/A          N/A            N/A
Merchandising

Kenneth Green, former            1997    152,500 (5)           0              0                      12,500           1,961
Vice President, General          1996    150,000               0              0              0       12,500           1,885
Counsel and Secretary            1995    149,039   *      70,000              0         75,000 (6)   50,000           1,861

-----------------------------

* Annual salary for fiscal 1995 includes 53 weeks compared to 52 weeks in fiscal years 1997 and 1996.

(1) Ms. Stern became an executive officer of the Company on July 8, 1996. The amounts disclosed include all compensation paid by the Company to Ms. Stern during fiscal 1997 and fiscal 1996.

(2) Mr. Horstman became an executive officer of the Company on December 2, 1996. The amounts disclosed include all compensation paid by the Company to Mr. Horstman during fiscal 1997 and fiscal 1996.

(3) Mr. Giudice became an executive officer of the Company on September 16, 1996. The amounts disclosed include all compensation paid by the Company to Mr. Giudice during fiscal 1997 and fiscal 1996.

(4) Mr. Gottfried became an executive officer of the Company on April 14, 1997. The amounts disclosed include all compensation paid by the Company to Mr. Gottfried during fiscal 1997.

(5) Mr. Green resigned as an executive officer of the Company as of April 23, 1998.

(6) The restricted shares awarded in fiscal 1995 vested in one-third cumulative annual installments, which began March 31, 1996. Mr. Green was originally awarded 20,000 restricted shares in 1995. The officer receiving such restricted shares is entitled to receive any dividends declared on Gantos Common Shares with respect to his restricted shares. No such dividends have been paid, however, since such restricted shares were awarded. Based on the $0.56 closing price of the Common Stock as reported by the Nasdaq National Market as of January 30, 1998 (the last trading day of fiscal
     1997) the executive officer named in the table above held the following number of restricted shares with the following value as of January 31, 1998: Kenneth Green--6,667 restricted shares ($3,750.19).

(7) The amounts shown for fiscal 1997 include (i) $1,600, $742, $1,600, $527 and $1,548 for Ms. Stern, Mr. Horstman, Mr. Giudice, Mr. Gottfried and Mr. Green, respectively, representing the Company's contribution to the executive officer in fiscal 1997 under the Company's 401(k) Plan and (ii) $1,375, $564, $429, $278 and $413 for Ms. Stern, Mr. Horstman, Mr. Giudice, Mr. Gottfried and Mr. Green, respectively, representing life insurance premiums paid by the Company in fiscal 1997 for policy values in excess of $50,000.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended January 31, 1998, to each of the executive officers of the Company named in its Summary Compensation Table above:


                    OPTION GRANTS IN LAST FISCAL YEAR

                                                                                  Potential realizable
                                                                                    Value at Assumed
                                                                                     Annual Rates of
                                                                                       Stock Price
                                                                                     Appreciation for
                                            Individual Grants                          Option Term
                    -------------------------------------------------------       --------------------
                     Number of       % of Total
                    Securities        Options
                    Underlying       Granted To     Exercise
                      Options       Employees in     Price       Expiration
Name                Granted (#)     Fiscal Year      ($/Sh)         Date            5% ($)    10% ($)
---------------    ------------     ------------    ---------    -----------       -------    -------
Arlene H. Stern       50,000            19.5%        2.15625       03/18/07         67,803    171,825
Dennis Horstman       20,000             7.8%        2.15625       03/18/07         27,121     68,730
Joseph Giudice        15,000             5.8%        2.15625       03/18/07         20,341     51,548
Neal Gottfried        25,000             9.7%        2.12500       04/14/07         33,410     84,668
Kenneth Green         12,500             4.9%        2.15625       03/18/07         16,951     42,956

------------------
*  Less than 1%


     Each of these options becomes exercisable in one-fifth cumulative annual increments beginning one year after the date of grant. Pursuant to the Gantos, Inc. 1996 Stock Option Plan under which these options were granted, if upon the exercise of these options the Company must pay any amount for income tax withholding, in the Compensation Committee's sole discretion, either the Company will appropriately reduce the amount of stock to be delivered to the optionee or the optionee will pay such amount to the Company to reimburse the Company for such income tax withholding. Also pursuant to the Gantos, Inc. 1996 Stock Option Plan, the Compensation Committee may accelerate the exercisability of stock options and stock appreciation rights in connection with termination of a participant's employment or a change in control of the Company.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended January 31, 1998 by each of the executive officers named in the Summary Compensation Table above and the value of unexercised options held by such persons as of January 31, 1998:

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                          Number of
                                                    Securities Underlying    Value of Unexercised
                      Shares                         Unexercised Options     In the Money Options
                     Acquired                           At FY-End (#)           at FY-End ($)
                        On             Value            Exercisable/             Exercisable/
Name                Exercise(#)     Realized ($)        Unexercisable           Unexercisable
---------------     -----------     ------------    ---------------------    ---------------------
Arlene H. Stern          0               0             116,666/283,334               0/0
Dennis Horstman          0               0              7,000/48,000                 0/0
Joseph Giudice           0               0              5,000/35,000                 0/0
Neal Gottfried           0               0                0/25,000                   0/0
Kenneth Green            0               0              35,833/39,167                0/0

COMPENSATION OF DIRECTORS

     Under the Company's standard arrangements, each director who is not a Company employee receives an annual fee of $15,000, payable quarterly, plus $500 for each Board meeting attended, including meetings by conference telephone call, plus reasonable expenses.

     Pursuant to the Gantos Inc. Amended and Restated Director Stock Option Plan (the "Directors Plan"), on April 1 each year, the Company automatically grants an option to purchase 1,000 of the Company's common shares to each director of the Company who (i) is a director of the Company as of the date the option is granted under the Directors Plan, (ii) has served as a director of the Company for at least nine months as of the date the option is granted under the Directors Plan, and (iii) is not an officer or employee of the Company. Up to 100,000 common shares are reserved for issuance under the Directors Plan.

     Options are exercisable on the date of grant and expire ten years thereafter. The option exercise price is the fair market value of the common shares on the date of grant. Options may be exercised either by payment in cash or, at the discretion of the Board of Directors, (i) by surrender of common shares of the Company, or (ii) by a promissory note, or (iii) by delivery of the proceeds from a broker's sale of, or loan secured by, some or all of the shares received upon exercise of the option. No options may be granted under the Directors Plan after March 16, 2002.

     On April 1, 1997 and 1998, 6,000 options to purchase common shares were granted under the Directors Plan at an exercise price of $2.40625 and $0.375, respectively. As of the Record Date, options to purchase 40,000 common shares remain authorized for future award under the Directors Plan.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     ARLENE H. STERN. The Company has a letter of employment, dated as of June 20, 1996 with Arlene H. Stern. Pursuant to Ms. Stern's employment letter she is employed as the Company's President and Chief Executive Officer until July 8, 1999 (the "Term"), unless earlier terminated.


     Ms. Stern will receive (i) a salary of $425,000, subject to increase in the discretion of the Compensation Committee, (ii) the right to participate in the Executive Bonus Plan, (iii) a minimum bonus of $75,000 with respect to each of fiscal 1996, 1997 and 1998 (if employed at the end of each applicable year), except that Ms. Stern waived her right to such bonus for 1997, (iv) a grant of an option to purchase 350,000 Gantos Common Shares, which was granted as of July 8, 1996, (v) a $750 a month car allowance, (vi) life insurance in the amount of twice the amount of her base salary, as long as she is insurable at standard rates, (vii) fringe benefits generally available to other executive officers of the Company, (viii) reimbursement for various relocation expenses, and (ix) reimbursement for the difference between the cost of her Simsbury, Connecticut home and the net proceeds of its sale, up to $250,000 of reimbursement, if such home is sold before July 8, 1999.

     Ms. Stern will also receive termination benefits, which vary depending on the reason for her termination. If Ms. Stern's employment is terminated before July 8, 1999 by the Company without "Cause", other than because of her death or disability, or by Ms. Stern for "Good Reason", she will be entitled to (i) her salary through the date of termination, (ii) any bonus earned with respect to the prior fiscal year and a pro rata bonus for the fiscal year in which the termination occurs, (iii) payment for the pro rata portion of her unused vacation time for the fiscal year in which the termination occurs, (iv) a continuation of her salary and minimum bonus for one year after the date of termination (the "Period"), (v) during the Period, the same medical long-term disability, dental and prescription drug coverage generally available to other Company executive officers and her life insurance policy, (vi) the options granted to her pursuant to the letter agreement fully vesting and remaining exercisable for 90 days after such termination, and (vii) her life insurance policy being assigned to her at the end of the Period, if assignable and if she pays the Company the cash surrender value of the policy. These termination benefits are subject to Ms. Stern's obligation to seek other employment and the Company's right to offset amounts paid to Ms. Stern from such other employment during the severance period.

     If a change in control occurs before July 8, 1999 and within two years after the change in control Ms. Stern's employment is terminated without "Cause", other than because of her death or disability, or she terminates her employment for "Good Reason", she will be entitled to the same types of benefits described in the preceding paragraph, except that (i) all cash payments would be payable in a lump sum within 30 days after such termination, (ii) the Period would continue for three years after the date of termination, (iii) the total amount of compensation contingent on a change in the ownership or effective control of the Company would be limited to the maximum amount that may be paid to her and not be deemed a "parachute payment" resulting in an excise tax to her and loss of compensation deduction to the Company, and (iv) Ms. Stern would not have any mitigation obligations.

     If Ms. Stern's employment is terminated before July 8, 1999 because of her death or disability, she will be entitled to (i) her salary through the date of termination, (ii) any bonus earned with respect to the prior fiscal year and a pro rata bonus for the fiscal year in which the termination occurs, (iii) payment for the pro rata portion of her unused vacation time for the fiscal year in which the termination occurs, (iv) for one year after the date of termination, the same medical, dental and prescription drug coverage generally available to other Company executive officers and, if such termination is not the result of her death, her life insurance policy, (v) the options granted to her pursuant to the letter agreement fully vesting and remaining exercisable for one year after such termination, (vi) if such termination is not the result of her death, her life insurance policy would be assigned to her one year after the date of such termination, is assignable and if she pays the Company the cash surrender value of the policy, and (vii) receipt of the benefits under any disability or life insurance policy covering her.

     If Ms. Stern's employment is terminated before July 8, 1999 by the Company for "Cause" or by Ms. Stern without "Good Reason", she will be entitled to (i) her salary through the date of termination, and (ii) any bonus earned with respect to the prior fiscal year. She would also be required to reimburse the Company for a pro rata portion of her relocation expenses paid by the Company.

     For purposes of Ms. Stern's employment letter, "Cause" generally means
(i) her continued failure to either devote substantially full time to her employment duties (except because of illness or disability) or make a good faith effort to perform her employment duties, (ii) any willful act or omission that she knew or had reason to know would materially injure the Company, (iii) breach of the non-competition, confidentiality and non-solicitation provisions of the employment letter, (iv) misrepresentations or breach by her regarding specified conflicting obligations or specified claims regarding conflicting obligations, (v) conviction of a felony involving dishonesty or fraud, (vi) certain acts contrary to directions of the Board of Directors, or (vii) material breaches of the employment letter. The employment letter provides notice and a chance to cure the items described in clauses (i) and (ii). "Good Reason" under the employment letter generally means voluntary termination of employment with the Company as a result of (i) a reduction without her consent in duties, responsibilities, benefits or compensation, (ii) material breach by the

Company of the employment letter, (iii) any requirement that she relocate outside of specified areas, or (iv) any failure of a successor to the Company's business after a change in control to assume the Company's obligations under the employment letter. "Change in Control" under the employment letter generally means (i) any person (excluding specified related parties) becoming the owner of 30% or more of the Company's capital stock,
(ii) the consummation of a business combination unless the shareholders before the combination own more than 50% of the combined entity in substantially the same proportions, (iii) a sale of substantially all of the Company's assets, (iv) the continuing directors of the Company cease to be a majority of the Company's directors, or (v) dissolution of the Company and liquidation of substantially all of its assets.

     L. DOUGLAS GANTOS. As of March 27, 1995, the Company entered into a letter of employment with L. Douglas Gantos. This letter of employment was amended as of March 19, 1996. Pursuant to Mr. Gantos' employment letter, as amended, he is employed as part-time Chairperson of the Board or as a consultant to the Company until September 8, 2000, unless earlier terminated. The Company's Board of Directors will choose, in its sole discretion, which of the two positions he will hold during that period. On May 19, 1998, the Board of Directors elected to employ Mr. Gantos as a consultant to the Company. Prior to that time, Mr. Gantos served as Chairperson of the Board. While Mr. Gantos receives cash payments pursuant to the letter agreement, he will serve as a director of the Company during any period in which the Company's Board of Directors desires him to serve as a director, unless he is not elected by the shareholders or dies. Mr. Gantos will not continue as a director of the Company if the Merger is consummated.

     Mr. Gantos' will receive (i) a salary of $250,000 while he is a consultant or part-time Chairperson of the Board, (ii) a $1,000 a month care allowance and an $8,000 a year tax, financial planning and legal advice allowance, (iii) life insurance in the amount of $1,000,000 in addition to his $50,000 life insurance policy, (iv) medical, dental and prescription drug coverage for himself and his wife for their joint lives, to the same extent as such benefits are provided by the Company to its executives, subject to the same contribution and co-payment requirements applicable to other executive officers, and (v) fringe benefits generally available to other executive officers of the Company.

     Mr. Gantos will also receive termination benefits, which vary depending on the reason for his termination. Regardless of the reason for his termination, Mr. Gantos and his wife will receive the medical, dental and prescription drug coverage described above for their joint lives. If Mr. Gantos' employment is terminated before September 8, 2000 without "Cause" or by Mr. Gantos for "Good Reason", he will be entitled to (i) his accrued bonus for the preceding year, if any, and any other accrued compensation and benefits through the date of termination, (ii) a continuation of his salary and benefits described above through September 8, 2000 or his death, if earlier, and (iii) immediate vesting of the restricted stock and stock options granted to him pursuant to the employment letter, and such options will remain exercisable for their original term.

     If Mr. Gantos' employment is terminated before September 8, 2000 by the Company for "Cause" or by Mr. Gantos without "Good Reason", he will be entitled to (i) his accrued bonus for the preceding year, if any, and any other accrued compensation and benefits through the date of termination, and (ii) immediate vesting of the stock options (but not the restricted stock) granted to him pursuant to the employment letter, and such options will remain exercisable for their original term.
     If Mr. Gantos' employment is terminated before September 8, 2000 because of his death, he will be entitled to (i) his accrued bonus for the preceding year, if any, a pro-rated bonus for the year of termination, if any, and any other accrued compensation and benefits through the date of termination, (ii) the proceeds of his life insurance policy, and (iii) immediate vesting of the restricted stock and stock options granted to him pursuant to the employment letter, and the options would remain exercisable for their original term.

     If Mr. Gantos' employment is terminated before September 8, 2000 because of his disability, he will be entitled to (i) his accrued bonus for the preceding year, if any, a pro-rated bonus for the year of termination, if any, and any other accrued compensation and benefits through the date of termination, (ii) a continuation of his salary described above through September 8, 2000 or his death, if earlier, offset by any proceeds of disability insurance provided by the Company, (iii) a continuation of the benefits described above for one year, except that the life insurance policy would be maintained at least through September 8, 2000 or his death, if earlier, and (iv) immediate vesting of the restricted stock and stock options granted to him pursuant to the employment letter, and such options would remain exercisable for their original term.

     If Mr. Gantos' employment terminates because the agreement expires, he will be entitled to (i) any accrued compensation and benefits through the date of termination, and (ii) immediate vesting of the restricted stock and stock options granted to him pursuant to the employment letter, and such options will remain exercisable for their original term.

     The termination benefits described above are Mr. Gantos' exclusive rights with respect to termination of his employment. For purposes of Mr. Gantos' employment letter, "Cause" generally means continued failure to either devote substantially full working time to his duties (while he is a full-time employee) or make a good faith effort to perform his employment duties, willful acts or omissions materially injuring the Company, conviction of a felony involving dishonesty or fraud that is injurious to the Company, or any material breach by Mr. Gantos of the non-competition provisions of the employment letter. "Good Reason" under the employment letter generally means termination as a result of substantial reduction in Mr. Gantos' duties, responsibilities, benefits or compensation, any material breach by the Company of the employment letter, any requirement that Mr. Gantos relocate outside of specified areas or the failure to elect Mr. Gantos as a director while he is an officer.

     VICKI BOUDREAUX. The Company has a letter of employment, dated as of September 3, 1996, with Vicki Boudreaux. Pursuant to Ms. Boudreaux's employment letter she is employed as the Company's Vice President, Planning and Allocation. Ms. Boudreaux's employment letter provides her with (i) an initial salary of $120,000, (ii) the right to participate in the Company's Executive Bonus Plan,
(iii) six months separation pay, as her exclusive severance benefit, if her employment is terminated without cause (other than pursuant to her death or disability) before September 16, 1998 (subject to Ms. Boudreaux's obligation to seek other employment and the Company's right to offset amounts paid to Ms. Boudreaux from such other employment during the severance period), (iv) reimbursement for various relocation expenses, (v) fringe benefits the Company provides its other Vice Presidents, and (vi) a grant of an option to purchase 10,000 common shares, which was granted September 16, 1996.

     JOSEPH GIUDICE. The Company has a letter of employment, dated as of September 25, 1996, with Joseph Giudice. Pursuant to Mr. Giudice's employment letter he is employed as the Company's Senior Vice President, Merchandise Planning and Operations. Mr. Giudice's employment letter provides him with (i) an initial salary of $225,000, (ii) the right to participate in the Company's Executive Bonus Plan, (iii) twelve months separation pay, as his exclusive severance benefit, if his employment is terminated without cause (other than pursuant to his death or disability) before September 16, 1998 (subject to Mr. Giudice's obligation to seek other employment and the Company's right to offset amounts paid to Mr. Giudice from such other employment during the severance period),

(iv) reimbursement for various relocation expenses, (v) fringe benefits the Company provides its other Vice Presidents, and (vi) a grant of an options to purchase 25,000 common shares, which was granted September 16, 1996.

     HOPE GREY. The Company has a letter of employment, dated as of September 25, 1996, with Hope Grey. Pursuant to Ms. Grey's employment letter she is employed as the Company's Vice President, Technical Product Management. Ms. Grey's employment letter provides her with (i) an initial salary of $120,000,
(ii) the right to participate in the Company's Executive Bonus Plan, (iii) six months separation pay, as her exclusive severance benefit, if her employment is terminated without cause (other than pursuant to her death or disability) before September 30, 1998 (subject to Ms. Grey's obligation to seek other employment and the Company's right to offset amounts paid to Ms. Grey from such other employment during the severance period), (iv) reimbursement for various relocation expenses, (v) fringe benefits the Company provides its other Vice Presidents, and (vi) a grant of an option to purchase 10,000 common shares, which was granted September 30, 1996.

     DENNIS HORSTMAN. The Company has a letter of employment, dated as of November 1, 1996, with Dennis Horstman. Pursuant to Mr. Horstman's employment letter he is employed as the Company's Senior Vice President, Merchandising and Marketing. Mr. Horstman's employment letter provides him with (i) an initial salary of $300,000, (ii) the right to participate in the Company's Executive Bonus Plan, and if employed at the end of the 1997 fiscal year, a minimum bonus of $52,500 for that year, (iii) twelve months separation pay, as his exclusive severance benefit, if his employment is terminated without cause (other than pursuant to his death or disability) before December 2, 1998 (subject to Mr. Horstman's obligation to seek other employment and the Company's right to offset amounts paid to Mr. Horstman from such other employment during the severance period), (iv) reimbursement for various relocation expenses, (v) fringe benefits the Company provides its other Senior Vice Presidents, and (vi) a grant of an option to purchase 35,000 common shares, which was granted December 2, 1996.

     NEAL GOTTFRIED. The Company has a letter of employment, dated as of April 23, 1997, with Neal Gottfried. Pursuant to Mr. Gottfried's employment letter he is employed as the Company's Senior Vice President, Store Operations and Visual Merchandising. Mr. Gottfried's employment letter provides him with (i) an initial salary of $225,000, (ii) the right to participate in the Company's Executive Bonus Plan, (iii) twelve months separation pay, as his exclusive severance benefit, if his employment is terminated without cause (other than pursuant to his death or disability) before April 23, 1999 (subject to Mr. Gottfried's obligation to seek other employment and the Company's right to offset amounts paid to Mr. Gottfried from such other employment during the severance period), (iv) reimbursement for various relocation expenses, (v) fringe benefits the Company provides its other Vice Presidents, and (vi) a grant of an option to purchase 25,000 common shares.

     DAVID NELSON. The Company has a letter of employment, dated as of August 19, 1997, with David Nelson. Pursuant to Mr. Nelson's employment letter he is employed as the Company's Senior Vice President and Chief Financial Officer.
Mr. Nelson's employment letter provides him with (i) an initial salary of $225,000, (ii) a $4,000 sign on bonus and the right to participate in the Company's Executive Bonus Plan, (iii) twelve months separation pay, as his exclusive severance benefit, if his employment is terminated without cause (other than pursuant to his death or disability) before August 19, 1999 (subject to Mr. Nelson's obligation to seek other employment and the Company's right to offset amounts paid to Mr. Nelson from such other employment during the severance period), (iv) fringe benefits the Company provides its other Senior Vice Presidents, and (v) a grant of an option to purchase 25,000 shares, which was granted August 19, 1997.

     MASTER SEVERANCE PLAN. On January 11, 1994, the Company's Board of Directors adopted a Master Severance Plan as amended March 15, 1994. The Master Severance Plan provides severance benefits to employees (including the officers listed in the Summary Compensation Table above) if they are terminated without
cause.   The amount of such benefits payable to executive officers of the
Company is (i) two weeks of the employee's base salary at the time of termination (one week for Mr. Gantos) multiplied by the number of full years of such employee's service to the Company at the time of termination; provided that such benefits may not exceed one year of the employee's base compensation; plus
(ii) such employee's accrued vacation at the time of termination. As described above, Ms. Stern, Mr. Gantos, Ms. Boudreaux, Mr. Giudice, Ms. Grey, Mr. Horstman, Mr. Gottfried and

Mr. Nelson have employment letters, with the Company providing for severance rights that differ from those under the Master Severance Plan.

     STOCK OPTION TERMS. The stock option granted to Mr. Gantos on March 31, 1995 to purchase 180,000 Gantos Common Shares at $4.16 a share provides that the option becomes immediately exercisable, and continues to be exercisable until its original termination date, upon termination of Mr. Gantos' employment and consultation with Gantos. The stock option granted to Mr. Gantos on March 19, 1996 to purchase 50,000 Gantos Common Shares at $3.375 provides that the option becomes immediately exercisable until its original termination date upon termination of Mr. Gantos' employment and consultation with the Company. The stock option granted to Ms. Stern on July 8, 1996 to purchase 350,000 Gantos Common Shares at $4.65625 a share provides that the option becomes immediately exercisable upon termination of Ms. Stern's employment with the Company, unless such termination is by the Company for Cause or by Ms. Stern without Good Reason, and if a Change in Control occurs. The vested portion of the options at the date of termination of Ms. Stern's employment with the Company may be exercised (i) until one year after termination as a result of her death or disability, and (ii) until 90 days after termination for any other reason, except that all rights to exercise the options terminate if she is terminated for Cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended January 31, 1998 Mr. Schomer, Ms. Putnam and Ms. Strasser served as sole members of the Company's Compensation Committee. None of the members of the Company's Compensation Committee during the fiscal year ended January 31, 1998 (i) was, during such fiscal year, an officer or employee of the Company, or (ii) was formerly an officer of the Company or its subsidiary.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of May 26, 1998, the only person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Shares was as follows:


   Name and Address of              Number of Shares           Percent of
    Beneficial Owner               Beneficially Owned      Outstanding Shares
--------------------------         ------------------      ------------------
Franklin Resources, Inc.               500,000 (a)                6.6%
777 Mariners Island Blvd.
San Mateo, CA  94404

------------------------------

     (a) The information with respect to Franklin Resources, Inc. is based solely on a Schedule 13G report, dated, January 27, 1998. Franklin Resources, Inc. ("FRI") is a parent holding company. FRI's wholly-owned subsidiary, Franklin Advisory Services, Inc. ("FASI"), is an investment adviser registered under the Investment Advisors Act of 1940. One or more of FASI's advisory clients is the legal owner of an aggregate of 500,000 of the Company's common shares. Pursuant to investment advisory agreements with its respective advisory clients, FASI has sole investment discretion and voting authority with respect to such shares. Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Stockholders") each owns in excess of 10% of the outstanding common stock of FRI and are the principal shareholders of FRI. Each of the Principal Stockholders, therefore, may be deemed to have indirect beneficial ownership of such shares. The Principal Stockholders, FRI and FASI disclaim any economic interest or beneficial ownership of the Company's common stock. The address of each of the Principal Stockholders and FRI is as set forth in the table above. The address of FASI is One Parker Plaza, Sixteenth Floor, Fort Lee, NJ 07024.

     The following information is furnished as of May 26, 1998 with respect to each current director of the Company, with respect to each present or former executive officer of the Company named in the Summary

Compensation Table in Item 11, and with respect to all current directors and executive officers as a group:

                                                              Percentage of
                                            Shares of          Outstanding
                                           Common Stock        Common Stock
                                          of the Company      of the Company
                                           Beneficially        Beneficially
Name                                         Owned(a)             Owned
----                                      --------------      --------------
CURRENT CLASS III DIRECTORS

L. Douglas Gantos, Inc.                      247,667 (b)           3.2%

Hannah H. Strasser                           244,803 (c)           3.2%

Mary Elizabeth Burton                          8,000 (d)            *

CURRENT CLASS I DIRECTORS

Elizabeth M. Eveillard                        24,500 (e)            *

S. Amanda Putnam                               8,000 (f)            *

CURRENT CLASS II DIRECTORS

Arlene H. Stern                              340,595 (g)           4.4%

Fred K. Schomer                               24,700 (h)            *

Erwin A. Marks                                 8,000 (i)            *

OTHER NAMED EXECUTIVE OFFICERS

Dennis Horstman                               22,718 (j)            *

Joseph Giudice                                34,458 (k)            *

Neal Gottfried                                10,000 (l)            *

Kenneth Green                                 29,129 (m)            *

All current directors and executive          992,107 (n)          12.2%
officers
   As a group (14 persons)

*    Less than 1%.


(a) All directors and executive officers named in this Table have sole investment and voting power with respect to the Company's Common Shares beneficially owned by them, except as provided below.

(b) Mr. Gantos will not continue as a director of the Company if the Merger is consummated. Includes 214,333 Gantos Common Shares that Mr. Gantos has the right to acquire within 60 days of May 26, 1998 pursuant to options granted to him under the Company's stock option plans (the "Stock Option Plan").

(c) Ms. Strasser will change from a Class III director to a Class I director if the Merger is consummated. Includes 8,000 Gantos Common Shares that Ms. Strasser has the right to acquire within 60 days of May 26, 1998 pursuant to options granted to her under the Amended and restated Director Stock Option Plan (the Directors Plan). In addition, the information includes 11,315 Gantos Common Shares held in investment advisory accounts over which Ms. Strasser has voting and investment discretion and 225,488 Gantos Common Shares held by Cardinal Recovery Partners. Cardinal Capital Management LLC is a 1% general partner in Cardinal Recovery Partners and Ms. Strasser is a 45% general partner in Cardinal Capital Management. Ms. Strasser disclaims beneficial ownership of the Gantos Common Shares held by Cardinal Recovery Partners.

(d) Ms. Burton will not continue as a director of the Company if the Merger is consummated. Includes 8,000 Gantos Common Shares that Ms.

     Burton has the right to acquire within 60 days of May 26, 1998 pursuant to options granted to her under the Director's Plan.

(e) Ms. Eveillard will continue as a Class I director if the Merger is consummated. Includes 14,000 Gantos Common Shares that Ms. Eveillard has the right to acquire within 60 days of May 26, 1998 pursuant to options granted to her under the Directors Plan.

(f) Ms. Putnam will not continue as a director of the Company if the Merger is consummated. Includes 8,000 Gantos Common Shares that Ms. Putnam has the right to acquire within 60 days of May 26, 1998 pursuant to options granted to her under the Directors Plan.

(g) Ms. Stern will continue as a Class II director if the Merger is consummated. Includes 22,262 Gantos Common Shares acquired under the Gantos, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") between January 31, 1997 and May 26, 1998 and 243,333 Gantos Common Shares that Ms. Stern has the right to acquire within 60 days of May 26, 1998 pursuant to options granted to her under the Stock Option Plan.

(h) Mr. Schomer will not continue as a director of the Company if the Merger is consummated. Includes 14,000 Gantos Common Shares that Mr. Schomer has the right to acquire within 60 days of May 26, 1998 pursuant to options granted to him under the Directors Plan. In addition, the information includes 10,700 shares Mr. Schomer owns jointly with his wife.

(i) Mr. Marks will continue as a Class II director if the Merger is consummated. Includes 8,000 Gantos Common Shares that Mr. Marks has the right to acquire within 60 days of May 26, 1998 pursuant to options granted to him under the Directors Plan.

(j) Includes 11,000 shares that Mr. Horstman has the right to acquire within 60 days of May 26, 1998 pursuant to options granted to him under the Stock Option Plan. In addition, the information includes 8,000 shares Mr. Horstman owns jointly with his wife and 3,718 shares acquired under the Gantos, Inc. Employee Stock Purchase Plan between August 1, 1997 and May 26, 1998.

(k) Includes 8,000 shares that Mr. Giudice has the right to acquire within 60 days of May 26, 1998 pursuant to options granted to him under the Stock Option Plan. In addition, the information includes 15,250 shares Mr. Giudice owns jointly with his wife and 6,208 shares acquired under the Gantos, Inc. Employee Stock Purchase Plan between May 1, 1997 and May 26, 1998.

(l) Includes 5,000 shares that Mr. Gottfried has the right to acquire within 60 days of May 26, 1998 pursuant to options granted to him under the Company's 1996 Stock Option Plan.

(m) Includes 9,129 shares Mr. Green acquired under the Gantos, Inc. Employee Stock Purchase Plan between November 1, 1996 and April 23, 1998.

(n) Includes 547,666 shares that the Company's directors and executive officers have the right to acquire within 60 days of May 26, 1998, pursuant to options granted to them under the Company's Stock Option Plans.

POTENTIAL CHANGE IN CONTROL

     On May 12, 1998, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Hit or Miss Inc. ("Hit or Miss") and HOM Holding, Inc., the sale stockholder of Hit or Miss ("Holding"), regarding the merger of Holding with and into the Company. Pursuant to the Merger Agreement, the Company would acquire the assets and assume the liabilities of Hit or Miss for an aggregate of approximately 7.4 million of the Company's Common Shares and warrants to purchase 1.25 million Common Shares for $1.50 per share. The warrants would not be immediately exercisable.

     In the Merger, Access Capital Partners, L.P., the principal stockholder of Holding ("Access Capital"), will receive approximately 7.0 million shares, or approximately 47% of the issued and outstanding common shares of the surviving corporation and, upon exercise of the warrants, if and when exercised, Access Capital and affiliated entities will have received approximately 8.2 million shares, or approximately 50% of the issued and outstanding Common Shares of the surviving corporation. Following completion of the Merger, the Board of Directors of the surviving corporation (which will continue as Gantos, Inc.) will consist of seven individuals, three of whom will be nominees of Holding and four of whom will be continuing Board members of the Company. The Company's Bylaws will initially provide that substantially all actions of the Board of Directors of the Surviving Corporation will require the affirmative vote of more than 70% of the directors. Hit or Miss will be operated as a separate subsidiary of the Company. The Company expects, subject to the satisfaction of all conditions to consummate the Merger on or before August 31, 1998. Under certain conditions, if the Merger Agreement is terminated or the merger is not consummated, the company or Holding may be entitled to a fee as liquidated damages.

     The Company and Holding have also entered into a Stockholder Voting and Proxy Agreement (the "Voting Agreement") whereby Access Capital and certain other stockholders of Holding, who collectively own approximately 96% of the equity of Holding, have agreed to vote in favor of the merger and, so long as they own shares, to elect the continuing Board members of the Company to the Board of Directors of the surviving corporation for a period of three years.

     In connection with the Merger, the parties have received a proposal, which has received credit committee approval, to refinance the working capital facilities of the Company and Hit or Miss into a combined $60 million facility. The consummation of the transaction contemplated by the Merger Agreement is subject to several material conditions including, among others, the consummation of the above-described financing, the approval of the Merger by the Company's shareholders and Holding, the waiver of certain covenants of the debtholders of the Company and Hit or Miss, the receipt of all necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act and the absence of adverse changes to the business of the Company and Hit or Miss. There can be no assurance that the Company will be successful in closing the above-described Merger with Holding and Hit or Miss.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the terms of an engagement letter dated February 13, 1998, the Company has agreed to pay PaineWebber an aggregate fee of $500,000 for acting as the Company's exclusive financial advisor in connection with the Merger (see
Item 12). A $50,000 retainer fee paid by the Company upon execution of the engagement letter and a $250,000 fee paid by the Company upon delivery of PaineWebber's fairness opinion will be credited against the aggregate remaining fee payable upon the closing of the merger. Whether or not the Merger is consummated, the Company has also agreed to reimburse PaineWebber for its reasonable out-of-pocket expenses incurred in connection with the Merger and has further agreed to indemnify PaineWebber and certain related persons against certain liabilities relating to or arising out of its engagement. Elizabeth M. Eveillard, a Managing Director in the Investment Banking Division of PaineWebber, is a member of the Board of Directors of the Company and will continue as a director of the surviving corporation.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1998

                              GANTOS, INC.
                              (Registrant)

                              By:          /s/  ARLENE H. STERN
                                  -------------------------------------------
                                              Arlene H. Stern
                                   ITS PRESIDENT AND CHIEF EXECUTIVE OFFICER