Form 10-K/A
period 1998-01-31
GANTOS INC
filed 1998-06-02
CIK 791182

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-K/A
                                  AMENDMENT NO. 2

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

CURRENT DIRECTORS WHOSE TERMS EXPIRE IN 2000
CLASS II

ARLENE H. STERN

     Arlene H. Stern has been the Company's President and Chief Executive Officer since September 8, 1996. From July 8, 1996 to September 8, 1996, Ms. Stern was the President and Chief Operating Officer for the Company. Ms. Stern served as Executive Vice President and Chief Operating Officer of Casual Corner Group, Inc., a retail apparel specialty store chain and a division of U.S. Shoe Corporation, from July 1993 to August 1995. From February 1985 to July 1993, Ms. Stern was the Executive Vice President for Human Resources and Distribution with P.A. Bergner & Company, a department store chain. While Ms. Stern will not continue as an officer of the Company
                                      3
if the Merger is consummated, Ms. Stern will continue as a Class II director.

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

     Pursuant to the terms of the Stern Termination Agreement, dated as of May 12, 1998, between Ms. Stern and the Company, subject to the consummation of the Merger, the Company and Ms. Stern have agreed to terminate Ms. Stern's employment letter and to terminate Ms. Stern's employment with the Company thereunder as of the Closing Date of the Merger. Under the Stern Termination Agreement, Ms. Stern will receive severance payments in the aggregate amount of $750,000 in equal monthly installments of $41,666.67 over the 18 month period following the Closing Date (the "Period"). During the Period, the Company shall continue to provide Ms. Stern with medical, disability and dental insurance to the same extent and on the same terms as are available to the Company's executive officers. To the extent it is renewable or Ms. Stern is insurable at standard rates, the Company will maintain the life insurance policy throughout the Period which had been provided pursuant to Ms. Stern's employment letter and will assign such policy to Ms. Stern at the end of the Period. Further, all unvested options held by Ms. Stern as of the Closing Date shall vest and shall be exercisable for ninety days thereafter. The Stern Termination Agreement further provides that, during the Period, Ms. Stern will continue to be available to the Company by telephone, subject to her availability, to assist the Company with management or strategic issues arising after the merger. In consideration of such terms, Ms. Stern and the Company have agreed to release one another from their respective obligations and liabilities relating to Ms. Stern's employment with the Company or the termination thereof. Ms. Stern will continue as a Class II director after consummation of the Merger.

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

     In the Merger, Access Capital Partners, L.P., the principal stockholder of Holding ("Access Capital"), will receive approximately 7.0 million shares, or approximately 47% of the issued and outstanding common shares of the surviving corporation and, upon exercise of the warrants, if and when exercised, Access Capital and affiliated entities will have received approximately 8.2 million shares, or approximately 50% of the issued and outstanding Common Shares of the surviving corporation. Following completion of the Merger, the Board of Directors of the surviving corporation (which will continue as Gantos, Inc.) will consist of seven individuals, three of whom will be nominees of Holding and four of whom will be continuing Board members of the Company. The Company's Bylaws will initially provide that substantially all actions of the Board of Directors of the Surviving Corporation will require the affirmative vote of more than 70% of the directors. Hit or Miss will be operated as a separate subsidiary of the Company. Upon consummation of the Merger, Arlene H. Stern, a director and the current President and Chief Executive Officer of the Company, will resign as President and Chief Executive Officer of the Company and Nesim Avigdor, a director and the current Chief Executive Officer of Holding, will become the President and Chief Executive Officer of the Company. The Company expects, subject to the satisfaction of all conditions to consummate the Merger on or before August 31, 1998. Under certain conditions, if the Merger Agreement is terminated or the merger is not consummated, the company or Holding may be entitled to a fee as liquidated damages.

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