Form 10-Q
period 1998-05-02
GANTOS INC
filed 1998-06-16
CIK 791182

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 2, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the Securities
--   Exchange Act of 1934.

For the transition period from                to
                               ---------------  ---------------

Commission file number 0-14577
                       -------

                               GANTOS, INC.
-------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


          Michigan                                              38-1414122
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)


    1266 E. Main Street, Fifth Floor, Stamford, Connecticut            06902
-------------------------------------------------------------------------------
                (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (203) 358-0294
                                                    ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X          No
                           ---                ---

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    Yes     X          No
                           ---                ---

Number of common shares outstanding at June 5, 1998:   7,613,718
                                                      -----------

                                 GANTOS, INC.
                                 ------------

                                                              Page
                                                             Number
                                                             ------
PART I.   FINANCIAL INFORMATION

          Statements of Income (Loss)                             3

          Balance Sheets                                          4

          Statements of Cash Flows                                5

          Notes to Financial Statements                         6-7

          Management's Discussion and Analysis of
          Results of Operations and Financial Condition        8-11

          Quantitative and Qualitative Disclosures about
          Market Risk                                            11


PART II.  OTHER INFORMATION

          Exhibits and Reports on Form 8-K                    13-14

          Signatures                                             15

                                                             Page 2 of 15 pages

                                 GANTOS, INC.

                          STATEMENTS OF INCOME (LOSS)
           (Amounts in thousands, except per share and store data)


                                                            13 Weeks Ended
                                                          --------------------
                                                           May 2,      May 3,
                                                            1998        1997
                                                         ---------  ---------
          Net sales                                        $39,063    $45,564

          Cost of sales (including buying,
             distribution and occupancy costs)             (30,893)   (35,216)
                                                         ---------  ---------
          Gross income                                       8,170     10,348

          Selling, general and administrative expense       (9,120)    (9,589)

          Finance charge and other revenue                   1,071      1,211
                                                         ---------  ---------
          Operating income                                     121      1,970

          Interest expense                                    (866)      (515)
                                                         ---------  ---------
          Income (loss) before income taxes                   (745)     1,455

          Income taxes                                        -          -
                                                         ---------  ---------
          Net income (loss)                                $  (745)    $1,455
                                                         ---------  ---------
          Net income (loss) per share (basic and
          diluted)                                         $ (0.10)     $0.19
                                                         ---------  ---------
          Outstanding shares                             7,613,718  7,526,930
                                                         ---------  ---------
          Weighted average shares outstanding
             (basic and diluted)                         7,592,159  7,526,930
                                                         ---------  ---------

          Store open at end of period                          115        115
                                                              ----       ----

                  See accompanying notes to financial statements.



                                                             Page 3 of 15 pages

                                    GANTOS, INC.


                                   BALANCE SHEETS
                      (Amounts in thousands, except share data)

ASSETS
------
                                                                     May 2,      January 31,       May 3,
                                                                      1998          1998            1997
                                                                    -------      -----------       ------
Current assets:
   Cash and cash equivalents                                         $1,512         $1,295         $2,749
   Accounts receivable, less allowance for doubtful
      Accounts of $573, $591 and $599 at May 2, 1998,
      January 31, 1998 and May 3, 1997, respectively                 18,157         18,607         21,009
   Merchandise inventories                                           25,654         22,540         27,216
   Prepaid expenses and other                                         9,220          8,205          3,341
                                                                    -------        -------        -------
      Total current assets                                           54,543         50,647         54,315
                                                                    -------        -------        -------
Property and equipment, at cost:
   Leasehold improvements                                            30,522         30,506         28,872
   Furniture and fixtures                                            31,583         32,034         29,279
   Other                                                              1,267            122            618
                                                                    -------        -------        -------
      Total property and equipment                                   63,372         62,662         58,769
   Less - Accumulated depreciation and amortization                 (49,182)       (48,115)       (44,983)
                                                                    -------        -------        -------
      Net property and equipment                                     14,190         14,547         13,786
                                                                    -------        -------        -------
Total assets                                                        $68,733        $65,194        $68,101
                                                                    -------        -------        -------
                                                                    -------        -------        -------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                                 $12,780         $7,644        $14,607
   Accrued expenses and other                                         8,163          8,472          9,502
   Provision for facilities closings and other                          -              -            1,044
                                                                    -------        -------        -------
      Total current liabilities                                      20,943         16,116         25,153
                                                                    -------        -------        -------
Long-term debt                                                       26,830         27,398         10,146
                                                                    -------        -------        -------
Shareholders' equity:
   Preferred stock, $.01 par value, 2,000,000
      shares authorized; none issued
   Common stock, $.01 par value, 20,000,000
      shares authorized; approximately 7,614,000,
      7,583,000 and 7,527,000 issued and
      outstanding at May 2, 1998, January 31, 1998,
      and May 3, 1997, respectively                                      76             76             76
   Additional paid-in capital                                        41,002         40,977         40,849
   Accumulated deficit                                              (20,118)       (19,373)        (8,123)
                                                                    -------        -------        -------
      Total shareholders' equity                                     20,960         21,680         32,802
                                                                    -------        -------        -------
   Commitments                                                          -              -              -
                                                                    -------        -------        -------
Total liabilities and shareholders' equity                          $68,733        $65,194        $68,101
                                                                    -------        -------        -------
                                                                    -------        -------        -------

                See accompanying notes to financial statements.


                                                              Page 4 of 15 pages

                                       GANTOS, INC.

                                 STATEMENTS OF CASH FLOWS
                                        (Thousands)

                                                                        13 Weeks Ended
                                                                    ---------------------
                                                                     May 2,        May 3,
                                                                      1998          1997
                                                                    -------        -------
Cash flows from operating activities:
   Net income (loss)                                                  $(745)        $1,455
                                                                    -------        -------
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Cash used for facilities closings and other                    -             (521)
         Depreciation and amortization                                1,186          1,304
         Restricted stock compensation expense                           11             28
         Changes in assets and liabilities:
            Accounts receivable                                         450            964
            Merchandise inventories                                  (3,115)        (4,844)
            Prepaid expenses and other                               (1,015)          (174)
            Accounts payable                                          5,136          3,858
            Accrued expenses and other                                 (309)          (805)
                                                                    -------        -------
            Total adjustments                                         2,344           (190)
                                                                    -------        -------
Net cash provided by
   operating activities                                               1,599          1,265
                                                                    -------        -------
Cash flows from investing activities:
   Capital expenditures                                                (618)        (1,021)
                                                                    -------        -------
Net cash used by investing activities:                                 (618)        (1,021)
                                                                    -------        -------
Cash flows from financing activities:
   Issuance of Common Shares                                             14             23
   Principal payments under capital lease
      obligations and other long-term debt                             (775)        (1,795)
   Net borrowings under revolving
      credit notes payable                                              207            -
   Other                                                               (210)           (69)
                                                                    -------        -------
Net cash used by financing activities                                  (764)        (1,841)
                                                                    -------        -------
Net increase (decrease) in cash
   and cash equivalents                                                 217         (1,597)
Cash and cash equivalents at beginning of period                      1,295          4,346
                                                                    -------        -------
Cash and cash equivalents at end of period                            1,512          2,749
                                                                    -------        -------
                                                                    -------        -------
Supplemental Disclosures of Cash
   flow information:
Cash paid during the period for:
   Interest (net of amount capitalized)                                $694           $435
   Income taxes                                                         $44            $65

                  See accompanying notes to financial statements.

                                                             Page 5 of 15 pages

                                    GANTOS, INC.

                           NOTES TO FINANCIAL STATEMENTS

1. The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Nevertheless, it is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended for the fiscal year ended January 31, 1998.

     The accompanying interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented and necessary to present fairly the financial position as of May 2, 1998, January 31, 1998 and May 3, 1997 and the results of operations and cash flows for the thirteen weeks ended May 2, 1998 and May 3, 1997. All adjustments are of a normal and recurring nature.

     The results of operations for the thirteen week periods ended May 2, 1998 and May 3, 1997 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business.

2. Inventories are stated at the lower of cost or market. A physical inventory to determine actual cost of merchandise sold is taken at least two times per year.

3. Basic income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the quarter.

     Diluted net income (loss) per share is similarly determined except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential shares are principally comprised of employee stock options issued by the Company and had an insignificant impact on income (loss) per share during the periods presented.

4. The Company's borrowing agreement with Fleet Bank N.A. (the "Fleet Facility") continues to provide that compliance with the financial covenants is based on a liquidity test as long as minimum levels of liquidity are maintained. In addition, the Indenture, dated as of April 1, 1995, pursuant to which the Company's 12.75% notes were issued (the "Indenture"), continues to require a minimum net worth of $20 million at the end of each quarter and continues to provide that compliance with other financial covenants is based on a liquidity test as long as minimum levels of liquidity are maintained under the Fleet Facility. As of May 2, 1998, the Company's net worth was approximately $21.0 million.

     Management does not believe that the Company will be able to meet this net worth covenant in the second quarter of 1998, and might not be able to maintain the minimum levels of liquidity required under the Fleet Facility in the second or third quarter of 1998. The Company is negotiating with Fleet Bank and the principal holder of the Notes issued under the Indenture to amend these covenants. If the Company is unsuccessful in renegotiating these covenants on terms and conditions acceptable to the Company, it would consider refinancing the applicable indebtedness. Any inability by the Company to renegotiate these covenants or to refinance the applicable indebtedness on terms and conditions acceptable to the Company could have material adverse effect on the Company's business, operations, liquidity, financial condition and results of operations, and could require the Company to substantially reduce or discontinue its operations.

                                                              Page 6 of 15 pages
     Even in the Company is successful in renegotiating the net worth covenant under the Indenture and the liquidity covenant under the Fleet Facility and the Indenture, there can be no assurance that the Company would be able to meet the revised covenants or the liquidity test unless sales and trade credit substantially improve.

5. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarter ended May 2, 1998, the Company incurred a loss of $745,000 and has experienced a tightening of trade credit. See also, Notes 4 and 6. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of the Fleet Facility and the Indenture, future profitable operations, and the successful completion of the merger described in Note 6 below.

6. On May 12, 1998, the Company announced it had entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Hit or Miss, Inc. ("Hit or Miss") and HOM Holding, Inc., the sole stockholder of Hit or Miss ("HOM Holding"). Pursuant to the Merger Agreement, by operation of law, the Company would acquire all of the assets and assume all of the liabilities of HOM Holding, including all the capital stock of Hit or Miss, for an aggregate of approximately 7.4 million of the Company's Common Shares and warrants to purchase 1.25 million of the Company's Common Shares for $1.50 per share. The warrants would not be immediately exercisable. The Company expects to account for the transaction as a purchase and for the transaction to be finalized on or before August 31, 1998.

     In connection with the Merger, the parties have received a proposal, which has received credit committee approval, to refinance the working capital facilities of the Company and Hit or Miss into a combined $60 million facility. The consummation of the transaction contemplated by the Merger Agreement is subject to several material conditions including, among others, the consummation of the above-described financing, the approval of the Merger by the Company's shareholders and Holding, the waiver of certain covenants under the Fleet Facility and the Indenture and by certain debtholders of Hit or Miss, the receipt of all necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act and the absence of adverse changes to the business of the Company and Hit or Miss. There can be no assurance that the Company will be successful in closing the above-described Merger with Holding and Hit or Miss.


                                                             Page 7 of 15 pages
                                    GANTOS, INC.

                          MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 2, 1998 COMPARED TO THIRTEEN WEEKS ENDED MAY 3, 1997

The following table indicates the percentage relationships to net sales of various revenue and expense items for the thirteen-week periods ended May 2, 1998 and May 3, 1997.

                                                       As a percent of net
                                                      sales for the thirteen
                                                           weeks ended
                                                      ----------------------
                                                      May 2,         May 3,
                                                       1998           1997
                                                      ------         ------
Net sales                                              100.0%         100.0%

Cost of sales (including buying,
   distribution and occupancy costs)                   (79.1)         (77.3)
                                                      ------         ------
Gross income                                            20.9           22.7

Selling, general and administrative expense            (23.3)         (21.1)

Finance charge and other revenue                         2.7            2.7
                                                      ------         ------
Operating income                                         0.3            4.3

Interest expense                                        (2.2)          (1.1)
                                                      ------         ------
Income (loss) before income taxes                       (1.9)           3.2

Income taxes                                             -              -
                                                      ------         ------
Net income (loss)                                       (1.9)%          3.2%
                                                      ------         ------
                                                      ------         ------

Net sales for the thirteen weeks ended May 2, 1998 were approximately $39.1 million, a decrease of approximately $6.5 million, compared to net sales of approximately $45.6 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 14.9%, or $6.7 million, for the first quarter of 1998 compared to the same period in the prior year. The 14.9% decrease in comparable store sales is comprised of a 13.6% decrease in unit sales, partially due to difficulties in obtaining merchandise from vendors resulting from the Company's current financial condition and the related tightening of trade credit, a 1.4% decrease in average sales dollars per unit, and an increase of 0.1% due to a change in merchandise mix. The Company experienced negative comparable store sales during the first quarter and management expects this trend to continue into the second quarter.

                                                             Page 8 of 15 pages
Cost of sales for the thirteen weeks ended May 2, 1998, decreased $4.3 million, while increasing as a percent of net sales to 79.1%, compared to 77.3% in the thirteen weeks ended May 3, 1997. The increase in cost of sales, as a percentage of net sales, is primarily the result of decreased sales volume with consistent buying, distribution and occupancy costs and lower vendor allowances, partially offset by lower net markdowns, higher markups and a larger cost accounting benefit than in the previous year, all as a percentage of net sales.

Selling, general and administrative (SG&A) expense for the thirteen weeks ended May 2, 1998 decreased approximately $0.5 million compared to the same period in the prior fiscal year. The decrease is due to lower payroll and the related taxes primarily at the store locations due to the decreased sales volume requiring lower staffing levels, a decrease in store supply expense also due to the decrease in sales volume, and a decrease in depreciation due to the age of the assets. These decreases were partially offset by increases in rent and maintenance and dues as a result of increases passed on from the landlords and an increase in net advertising expense due to increased private label merchandise and decreased vendor participation. As a percent of net sales, SG&A expense increased from 21.1% to 23.3% for the thirteen weeks ended May 2, 1998, primarily as a result of lower sales offset slightly by the reductions described above.

Finance charge and other revenue decreased approximately $140,000 in the first quarter of 1998 compared to the first quarter of 1997. The decrease is primarily the result of a decrease in finance charge income during the first quarter of 1998 due to a lower average outstanding balance of Gantos credit card receivables compared to the same period in the prior fiscal year. The decrease in the receivable balances is primarily the result of lower sales and lower use of the Gantos charge card. Finance charge income is expected to remain lower than last year for the remainder of 1998 due to sales volume.

Interest expense increased approximately $351,000 during the thirteen weeks ended May 2, 1998, compared to the same period in the prior fiscal year. The increase is the result of an increase in the average amount outstanding on the Fleet Facility in the first quarter of 1998 compared to the first quarter of 1997, partially offset by reduced interest expense on the long-term debt as a result of scheduled principal payments. The increase in the average amount outstanding on the revolver is due to the poor operating results and the continued difficulties with the trade credit.

The effective income tax rate varies from the statutory rate of 35% due to the effect of the graduated tax rate and the establishment of additional valuation allowances during the quarter.

These factors resulted in a net loss of approximately $0.7 million, or $0.10 per share, in the first quarter of 1998 compared to net income of approximately $1.5 million, or $0.19 per share, in the first quarter of 1997.




                                                             Page 9 of 15 pages
LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.6 million in the first quarter of 1998 compared to $1.3 million in the same period a year ago. The increase was primarily due to a smaller increase in merchandise inventories in 1998 compared to 1997 because of difficulties in obtaining merchandise as a result of tightened trade credit, a larger increase in accounts payable due primarily to an increase in outstanding checks, a smaller decrease in accrued expenses and other as a result of timing of payment and a decrease in cash used for facilities closings and other due to the corporate relocations being completed during 1997. These sources of cash are partially offset by a larger increase in prepaid expenses and other in 1998 compared to 1997 due to the increased need for prepayment of merchandise purchases as a result of the tightened trade credit, a smaller net income (net of non-cash items) in 1998 compared to 1997 and a smaller decrease in accounts receivable. The Company expects the accounts receivable balance to be lower for the remainder of 1998 compared to 1997 and that the trade credit will remain tight through at least the third quarter of 1998.

Capital expenditures for the first three months of fiscal 1998 were approximately $618,000, compared to approximately $1,021,000 for the first three months of fiscal 1997. Capital expenditures in fiscal 1998 were primarily for remodeling one store.

Net cash used by financing activities in the first quarter of 1998 was approximately $0.8 million compared to net cash used of approximately $1.8 million in the same period a year ago. The decrease in cash used is the result of reduced payments on the long-term debt and increased borrowing on the Fleet Facility. During the first quarter of 1997, the Company made an "alternative cash flow" payment (as described in the Indenture Agreement) of $1.8 million. No such payment was made during the first quarter of 1998. The Company did make a quarterly scheduled long-term debt payment during this period.

The Company has a revolving credit agreement (the "Fleet Facility") expiring March 31, 2000, with Fleet Bank N.A. (formerly NatWest Bank N.A.) with a maximum commitment of $40 million, subject to a borrowing base formula and lender reserves. The Company has entered into eight amendments to the Fleet Facility. Without these amendments, the Company would not have been in compliance with the financial covenants, including the liquidity test, under the Fleet Facility. The Fleet Facility continues to provide that compliance with the financial covenants is based on a liquidity test as long as minimum levels of liquidity are maintained. As of June 5, 1998, the Company had $23.6 million in borrowings and $1.7 million in letters of credit outstanding under this facility. As of June 5, 1998, approximately $6.3 million of unused availability under this facility. During the first quarter of 1998, the weighted average interest rate under this facility was 9.75%.

The Company's Indenture, under which the Company's 12.75% Notes were issued, as amended, continues to require a minimum net worth of $20 million at the end of each quarter and continues to provide that compliance with other financial covenants is based on a liquidity test as long as minimum levels of liquidity are maintained under the Fleet Facility. As of May 2, 1998, the Company's net worth was approximately $21.0 million. Management does not believe that the Company will be able to meet the net worth covenant in the second quarter of 1998 and might not be able to maintain the minimum levels of liquidity required under the Fleet Facility in the second or third quarter of 1998. The Company is negotiating with the Fleet Bank and with the principal holder of the Notes to amend these covenants. If the Company is unsuccessful in renegotiating these covenants on terms and conditions acceptable to the Company, it would consider refinancing the applicable indebtedness. Any inability by the Company to renegotiate these covenants or to refinance the applicable indebtedness on terms and conditions acceptable to the Company could have a material adverse effect on the Company's business, operations, liquidity, financial condition and results of operations, and could require the Company to substantially reduce or discontinue its operations.

Even if the Company is successful in renegotiating the net worth covenant under the Indenture, and the liquidity covenant under the Fleet Facility and the Indenture, there can be no assurance that the Company would be able to meet the revised covenants or liquidity test under the Indenture or the Fleet Facility, unless sales and trade credit substantially improve.

                                                    Page 10 of 15 pages
As discussed in Note 6 to the Financial Statements, the Company has entered into a definitive Agreement and Plan of Merger with Hit or Miss, Inc. and HOM Holding, Inc. In connection with this proposed merger, the Company and Hit or Miss have received a proposal, which has received credit committee approval, to refinance the working capital facilities of the Company and Hit or Miss into a combined $60 million facility.

The ability of the Company's cash on hand, cash flow from operations and borrowings under the Fleet Facility to be sufficient to meet the Company's capital expenditure, working capital and other liquidity needs during the remainder of 1998 is dependent on the successful negotiation of amendments to the Fleet Facility and the Indenture, the support of the Company's trade creditors and the changes in the Company's comparable store sales.

Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's cash resources to meet future liquidity needs and future compliance with financial covenants) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including Company's ability to negotiate acceptable amendments to the Fleet Facility and the Indenture or to refinance the applicable indebtedness, the level of support of the Company's trade creditors and factors, general trends in retail clothing apparel purchasing, especially during the Christmas season, the Company's comparable store sales changes, and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

To address the millenium date change issue, the Company has reviewed its Management Information Systems and continues to believe that the costs to be incurred will not have a significant impact on the Company's financial results. The Company also believes that all work will be completed in a timely manner.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          N/A









                                                            Page 11 of 15 pages

                           PART II. OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     ADOPTION OF BYLAWS AMENDMENTS. At meetings of the Gantos Board held on April 20, 1998 and May 8, 1998, the Gantos Board adopted amendments to the Bylaws of the Company (the "Bylaw Amendments") in connection with the Merger relating to the size and composition of, and voting by, the Gantos Board and committees thereof. Set forth below is a summary of the new Bylaws adopted.

     NUMBER OF DIRECTORS. The Company's Restated Articles of Incorporation and Bylaws provide generally that the Gantos Board shall consist of not fewer than three and not more than 15 directors as determined from time to time solely by a resolution adopted by a majority of the directors then in office. The Bylaw Amendments provide that for a period of three years beginning on the Effective Date, if the Merger is consummated, the number of directors shall not be more than seven members (or such increased number as may have been approved in accordance with the following proviso) unless at least two of the Company Designees then in office and a majority of the Holding Designees then in office vote to approve such increase; PROVIDED, HOWEVER, that this sentence shall not apply to any increase which is effected in connection with an acquisition of, or a merger, consolidation or other business combination with, another company (the "acquired company") so long as the vacancies caused by the increase are solely filled
     (i) with persons who are significant shareholders, executive officers or directors of the acquired company, (ii) immediately upon the consummation of the acquisition, merger, consolidation or business combination with the acquired company, and (iii) pursuant to a vote approving such expansion by a majority of the Company's directors then in office ((i), (ii) and (iii) being referred to as a "permissible board increase"). By its terms, for a period of three years beginning on the effective date of the Merger, if the Merger is consummated, this provision of the Company's Bylaws may not be altered or repealed by the Surviving Corporation's Board of Directors without the consent of at least two of the Company Designees then in office and a majority of the Holding Designees then in office and subject to the voting requirements described below. See "--Voting".

     VACANCIES. The provisions of the Company's Bylaws relating to the filling of vacancies on the Gantos Board were amended in their entirety by the Bylaw Amendments. The Bylaw Amendments provide that newly-created directorships resulting from an increase in the number of directors and any vacancy on the Surviving Corporation's Board of Directors may be filled only by the Gantos Board by an affirmative vote of a majority of the directors then in office; PROVIDED, HOWEVER, that, for a period of three years beginning on the Effective Date, if the Merger is consummated (a) newly-created vacancies resulting from an increase in the number of directors may be filled only by the Gantos Board by an affirmative vote of more than 70% of the directors then in office, including at least two of the Company designees then in office and a majority of the HOM Holding designees then in office, and (b)(i) any vacancy on the surviving corporation's Board of Directors caused by the resignation or removal of a Company designee (if after such resignation or removal there will be fewer than three Company designees) shall only be filled with the person designated by the affirmative vote of at least two of the Company designees then in office and (ii) any vacancy on the Surviving Corporation's Board of Directors caused by the resignation or removal of a HOM Holding designee shall only be filled with the person designated by the affirmative vote of a majority of the HOM Holding designees then in office, and, in the case of clauses (i) and (ii), the consent of a sufficient number of the remaining directors such that the voting requirements set forth below are satisfied; PROVIDED FURTHER, HOWEVER, that the above-described proviso shall not apply to any newly-created vacancy or vacancies resulting from an increase in the number of directors which is effected in connection with an acquisition of, or a merger, consolidation or other business combination with, an acquired company so long as any such vacancies are solely filled in circumstances constituting permissible board increases. If the number of directors then in office is less than a quorum, such newly created


                                                             Page 12 of 15 pages
     directorships and vacancies may be filled by a majority of the directors then in office, although less than a quorum, or by the sole remaining director, subject in each case to the provisos set forth in the immediately preceding sentence, to the extent that such provisos can be satisfied. A director elected by the surviving corporation's Board of Directors to fill a vacancy shall hold office until the next election of the class for which the director shall have been chosen and until his or her successor shall be elected and shall qualify. By its terms, for a period of three years beginning on the effective date of the Merger, if the Merger is consummated, this provision may not be altered or repealed by the surviving corporation's Board of Directors without the consent of at least two of the Company designees then in office and a majority of the HOM Holding designees then in office and subject to the voting requirements described below.

     VOTING. The Company's Bylaws provide generally that the vote of a majority of the members present at any board or board committee meeting at which a quorum is present constitutes the action of the Gantos Board or of a committee of the Gantos Board, unless a higher vote is otherwise required by the Michigan Business Corporation Act, (the "MBCA"), the Company's Restated Articles of Incorporation, Bylaws or a Board resolution establishing a committee. Pursuant to the Bylaw Amendments, except in the circumstances described in the two preceding paragraphs, for a period of three years beginning on the effective date of the Merger, if the Merger is consummated, at a meeting at which a quorum is present, the affirmative vote of more than 70% of the members of the surviving corporation's Board of Directors or a committee thereof will constitute the action of the surviving corporation's Board of Directors or of such committee, unless a higher vote is otherwise required by the MBCA, the Company's Restated Articles of Incorporation, Bylaws or a resolution of the surviving corporation's Board of Directors establishing the Board committee.

     COMMITTEES. The Company's Bylaws were further amended to provide that, for a period of three years beginning on the effective date of the Merger, if the Merger is consummated, each committee shall contain at least one Company designee and at least one HOM Holding designee.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits.

              2.1 Agreement and Plan of Merger of Gantos, Inc., Hit or Miss, Inc. and HOM Holding, Inc. dated as of May 12, 1998. A list of the omitted exhibits is contained on pages (v) and (vi). Gantos, Inc. will supplementally furnish a copy of any omitted exhibit to the Securities and Exchange Commission upon request.

              3(ii) Amended and Restated Bylaws, as amended May 8, 1998.

              10.1 Amendment No. 7 to Credit Agreement, dated as of April 29, 1998, between Gantos, Inc. and Fleet Bank, N.A. (formerly known as NatWest Bank N.A.).

              10.2 Amendment No. 8 to Credit Agreement and Side Letters, dated as of April 30, 1998, between Gantos, Inc. and Fleet Bank, N.A. (formerly known as NatWest Bank N.A.).

              10.3 Stockholder Voting and Proxy Agreement dated as of May 12, 1998, by and among Gantos, Inc., HOM Holding, Inc.,
                    Arlene H. Stern, Elizabeth M. Eveillard, Erwin A. Marks, Access Capital, LLC, Herbert Yalof, and Jack Concannon.


                                                            Page 13 of 15 pages
              10.4 Termination Agreement dated May 12, 1998, between Gantos, Inc. and Arlene H. Stern.

              10.5 Management Termination Agreement dated May 12, 1998, between Gantos,

                    Inc., Hit or Miss, Inc. and Access Industries, L.L.C.

               27   Financial Data Schedule

          (b)  Reports on Form 8-K.

               On May 15, 1998, Gantos, Inc. filed a Current Report on Form 8-K, reporting in Item 5 that on May 12, 1998 Gantos, Inc. entered into a definitive Agreement and Plan of Merger with Hit or Miss, Inc. ("Hit or Miss") and HOM Holding, Inc., the sole stockholder of Hit or Miss ("HOM Holding") regarding the merger of HOM Holding with and into the Company. No financial statements were filed.













                                                            Page 14 of 15 pages

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 16, 1998



                                                  GANTOS, INC.
                                      ----------------------------------
                                                  (Registrant)





                                 By:  /S/       DAVID C. NELSON
                                      ----------------------------------
                                                DAVID C. NELSON
                                      ITS CHIEF FINANCIAL OFFICER (DULY
                                      AUTHORIZED OFFICER AND PRINCIPAL
                                               FINANCIAL OFFICER)












                                                            Page 15 of 15 pages

                                 EXHIBIT INDEX


DOCUMENT NUMBER AND DESCRIPTION

2.1 Agreement and Plan of Merger of Gantos, Inc., Hit or Miss, Inc. and HOM Holding, Inc. dated as of May 12, 1998. A list of the omitted exhibits is contained on pages (v) and (vi). Gantos, Inc. will supplementally furnish a copy of any omitted exhibit to the Securities and Exchange Commission upon request.

3 (ii)    Amended and Restated Bylaws, as amended May 8, 1998.

10.1 Amendment No. 7 to Credit Agreement, dated as of April 29, 1998, between Gantos, Inc. and Fleet Bank, N.A. (formerly known as NatWest Bank N.A.).

10.2 Amendment No. 8 to Credit Agreement and Side Letter, dated as of April 30, 1998, between Gantos, Inc. and Fleet Bank, N.A. (formerly known as NatWest Bank, N.A.).

10.3 Stockholder Voting and Proxy Agreement dated as of May 12, 1998, by and among Gantos, Inc., HOM Holding, Inc., Arlene H. Stern, Elizabeth
          M. Eveillard, Erwin A. Marks, Access Capital, LLC, Herbert Yalof, and Jack Concannon.

10.4 Termination Agreement dated May 12, 1998, between Gantos, Inc. and Arlene H. Stern.

10.5 Management Termination Agreement dated May 12, 1998, between Gantos, Inc., Hit or Miss, Inc. and Access Industries, L.L.C.

27        Financial Data Schedule