Form 10-K/A
period 1998-01-31
GANTOS INC
filed 1998-08-06
CIK 791182

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-K/A
                                  AMENDMENT NO. 3

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

                        DOCUMENTS INCORPORATED BY REFERENCE

None

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     14(a)(1)  FINANCIAL STATEMENTS


     The list of the report, financial statements and notes required by this
     Item 14(a)(1) is set forth in the "Index to Financial Statements" on page F-1 of this Report.


     14(a)(2)  FINANCIAL STATEMENT SCHEDULES


     The Financial Statement Schedule required by this Item 14(a)(2) is set forth in the "Index to Financial Statements" on page F-1 of this Report.


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

Date: August 6, 1998

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

                                  GANTOS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
                                                                                                (THOUSANDS)
Cash flows from operating activities:
  Net income (loss).................................................................  $  (9,794) $   2,337  $   3,719
                                                                                      ---------  ---------  ---------
Adjustments to reconcile net income (loss) to net cash provided (used)
  by operating activities:
    Reorganization items............................................................     --         --            279
    Credit for facilities closings and other........................................       (703)    --           (944)
    Cash used for facilities closings and other.....................................       (864)        (9)      (571)
    Depreciation and amortization...................................................      4,782      5,493      6,241
    Loss on disposals of property and equipment.....................................     --         --         --
    Restricted stock compensation expense...........................................        109        142        161

    Changes in assets and liabilities:
    Accounts receivable.............................................................      3,366        646      2,676
    Merchandise inventories.........................................................       (167)     1,582     (1,411)
    Prepaid expenses and other......................................................     (5,034)      (320)      (265)
    Accounts payable................................................................     (3,105)    (1,370)     3,645
    Accrued expenses and other......................................................     (1,835)    (2,410)     1,281
    Income tax receivable...........................................................     --         --         --
                                                                                      ---------  ---------  ---------
      Total adjustments.............................................................     (3,451)     3,754     11,092
                                                                                      ---------  ---------  ---------
Net cash (used) provided by operating activities before reorganization items........    (13,245)     6,091     14,811
                                                                                      ---------  ---------  ---------
Net change to liabilities subject to compromise.....................................     --         --        (64,941)
Net non-cash change to liabilities subject to compromise............................     --         --         33,374
                                                                                      ---------  ---------  ---------
Net cash payments on liabilities subject to compromise..............................     --         --        (31,567)
Reorganization items................................................................     --         --           (279)
Change in accrued interest receivable...............................................     --         --             88
Change in accrued bankruptcy expenses...............................................     --         --         (1,352)
                                                                                      ---------  ---------  ---------
Net cash used by reorganization items...............................................     --         --        (33,110)
                                                                                      ---------  ---------  ---------

Net cash (used) provided by operating activities....................................    (13,245)     6,091    (18,299)
                                                                                      ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures..............................................................     (4,901)    (2,696)    (6,057)
Net cash used by investing activities...............................................     (4,901)    (2,696)    (6,057)
                                                                                      ---------  ---------  ---------
Cash flows from financing activities:
  Principal payments under capital lease obligations and other long-term debt.......     (4,119)      (455)       (25)
  Issuance of Common Stock..........................................................         70         54     --
  Borrowings under long-term credit facility........................................    204,550    206,467    175,561
  Payments under long-term credit facility..........................................   (184,973)  (206,568)  (176,272)
  Other.............................................................................       (433)    --         --
                                                                                      ---------  ---------  ---------
Net cash provided (used) by financing activities....................................     15,095       (502)      (736)
                                                                                      ---------  ---------  ---------
Net (decrease) increase in cash.....................................................     (3,051)     2,893    (25,092)
Cash and cash equivalents at beginning of year......................................      4,346      1,453     26,545
                                                                                      ---------  ---------  ---------
Cash and cash equivalents at end of year............................................  $   1,295  $   4,346  $   1,453
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Cash paid during the year:
  Interest..........................................................................  $   2,378  $   1,818  $   2,136
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
  Income taxes......................................................................  $      92  $      54  $      48
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

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


    Secured and priority claims creditors received $34 million cash representing 100% of their claims, $28.8 million of which was paid prior to the effective date. Unsecured creditors received 100% of their claims as follows: $26.4 million cash, $12.4 million notes and $20.8 million paid as 4,735,000 common shares.


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


                                                                                NON-CASH
                                                     RESERVE AT                 COSTS AND
                                                       FEB. 3,    CASH COSTS      ASSET                 RESERVE AT
                                                        1996       INCURRED    WRITE-OFFS     OTHER    FEB. 1, 1997
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


                                                                                NON-CASH
                                                     RESERVE AT                 COSTS AND               RESERVE AT
                                                       FEB. 1,    CASH COSTS      ASSET                  JAN. 31,
                                                        1997       INCURRED    WRITE-OFFS     OTHER        1998
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

8.  INCOME TAXES:

    The Company's (provision) benefit for income taxes is composed of the following:


                                1997            1996            1995
                               ------          ------          ------
Federal
  Current                      $  615          $    -          $    -
  Deferred                          -               -               -
                               ------          ------          ------
                                  615               -               -
                               ------          ------          ------
State
  Current                           -               -               -
  Deferred                          -               -               -
                               ------          ------          ------
                                    -               -               -
                               ------          ------          ------
  (Provision) benefit
   for income taxes            $  615          $    -          $    -
                               ------          ------          ------
                               ------          ------          ------

    The effective tax rate varies from the statutory rate as follows:

Statutory rate                   35.0%           35.0%           35.0%
Effect of graduated tax rate     (1.0)           (1.0)           (1.0)
Change in valuation allowance   (34.0)          (34.0)          (34.0)
Reversal of tax reserves          5.9
                               ------          ------          ------
                                  5.9%             - %             - %
                               ------          ------          ------
                               ------          ------          ------

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

    The components of the net deferred tax asset (liability) and the related valuation allowance are as follows:

                                                  JANUARY 31,    FEBRUARY 1,
                                                     1998           1997
                                                  -----------    -----------
                                                         (THOUSANDS)
NOL carryforward...............................   $     9,580    $     5,670
Reserve for facility closings...................       --                590
Tax credit carryforward........................         3,520          3,520
Other accrued expenses.........................         1,710          1,780
Property and equipment.........................           960            740
Other..........................................           160            280
                                                  -----------    -----------
  Deferred tax assets..........................        15,930         12,690
                                                  -----------    -----------
Inventory......................................          (930)        (1,470)
Prepaid expenses...............................          (680)          (630)
Property taxes.................................          (530)          (530)
                                                  -----------    -----------
  Deferred tax liabilities.....................        (2,140)        (2,630)
                                                  -----------    -----------
Subtotal.......................................        13,790         10,060
Valuation allowance............................       (13,790)       (10,060)
                                                  -----------    -----------
Net deferred tax assets (liabilities)...........   $   --         $   --
                                                  -----------    -----------
                                                  -----------    -----------

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