Form 10-Q
period 1998-08-01
GANTOS INC
filed 1998-09-15
CIK 791182

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934.

For the quarterly period ended August 1, 1998 or
                              ---------------

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934.

For the transition period from                  to
                               ----------------      ---------------

Commission file number     0-14577
                          ----------

                               GANTOS, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

         Michigan                        38-1414122
-----------------------------       ---------------------
(State or other jurisdiction        (I.R.S. Employer
 of incorporation or                  Identification No.)
 organization)

   1266 E. Main Street, Fifth Floor, Stamford, Connecticut       06902
----------------------------------------------------------     ----------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (203) 358-0294
                                                          ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     X              No
                       ---
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                Yes     X              No
                       ---
Number of common shares outstanding at September 10, 1998:  7,658,481
                                                            ----------

                          GANTOS, INC.

                                                                    Page
                                                                   Number

PART  I.  FINANCIAL INFORMATION

          Statements of Income (Loss)                                3

          Balance Sheets                                             4

          Statements of Cash Flows                                   5

          Notes to Financial Statements                              6-8

          Management's Discussion and Analysis of
          Results of Operations and Financial Condition              9-12

          Quantitative and Qualitative Disclosures
          about Market Risk                                          12

PART II.  OTHER INFORMATION

          Changes in Securities and Use of Proceeds                  13

          Exhibits and Reports on Form 8-K                           13

          Signatures                                                 14

                        GANTOS, INC.

                STATEMENTS OF INCOME (LOSS)
  (Amounts in thousands, except per share and store data)


                                    13 Weeks Ended      26 Weeks Ended
                                   -----------------  -------------------
                                   Aug. 1,   Aug. 2,   Aug. 1,   Aug. 2,
                                   -----------------  -------------------
                                    1998      1997       1998      1997
                                   --------  --------  --------- ---------
Net sales                          $31,758   $35,816    $70,822   $81,380

Cost of sales (including buying,
   distribution and occupancy      (28,396)  (31,651)   (59,289)  (66,867)
   costs)
                                   --------  --------  --------- ---------

Gross income                         3,362     4,165     11,533    14,513

Selling, general and
administrative expense              (8,517)   (9,196)   (17,637)  (18,785)


Credit for facilities closings           -       703          -       703
and other

Finance charge and other revenue     1,061     1,218      2,132     2,429
                                   --------  --------  --------- ---------

Operating loss                      (4,094)   (3,110)    (3,972)   (1,140)

Interest expense                      (858)     (437)    (1,725)     (952)
                                   --------  --------  --------- ---------

Loss before income taxes            (4,952)   (3,547)    (5,697)   (2,092)

Income taxes                             -         -          -         -
                                   --------  --------  --------- ---------

Net loss                            (4,952)   (3,547)    (5,697)   (2,092)
                                   ========  ========  ========= =========

Net loss per share (basic and        (0.65)    (0.47)     (0.75)    (0.28)
diluted)
                                   ========  ========  ========= =========


Outstanding shares               7,658,147 7,547,293  7,658,147 7,547,293
                                   ========= ========= ========= =========

Weighted average
   shares outstanding (basic     7,628,528 7,540,655  7,610,344 7,546,380
   and diluted)
                                   ========  ========  ========= =========

Stores open at end of period           115       115        115       115
                                       ====     =====      =====     =====





      See accompanying notes to financial statements.

                        GANTOS, INC.

                       BALANCE SHEETS
         (Amounts in thousands, except share data)


ASSETS                                     Aug. 1,    Jan 31,   Aug. 2,
                                             1998      1998      1997
                                          ---------  --------  ---------

Current assets:
   Cash and cash equivalents               $    775   $ 1,295   $  1,059
   Accounts receivable, less
    allowance for doubtful
    accounts of $492, $591 and $614
    at August 1, 1998, January 31, 1998 and
      August 2, 1997, respectively           16,203    18,607     18,650
   Merchandise inventories                   26,640    22,540     22,476
   Prepaid expenses and other                 8,362     8,205      3,101
                                           ---------  --------  ---------
      Total current assets                   51,980    50,647     45,286
                                           ---------  --------  ---------
Property and equipment, at cost:

   Leasehold improvements                    31,076    30,506     28,961
   Furniture and fixtures                    31,716    32,034     29,319
   Other                                        772       122      1,791
                                           ---------  --------  ---------
      Total property and equipment           63,564    62,662     60,071
   Less - Accumulated depreciation

      and amortization                      (50,247)  (48,115)   (46,200)
                                           ---------  --------  ---------
      Net property and equipment             13,317    14,547     13,871
                                           =========  ========  =========

Total assets                                $65,297   $65,194    $59,157
                                           =========  ========  =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Accounts payable                        $  9,977   $ 7,644   $  9,737
   Accrued expenses and other                 7,954     8,472      8,758
                                           ---------  --------  ---------
      Total current liabilities              17,931    16,116     18,495
                                           ---------  --------  ---------
Long-term debt                               31,339    27,398     11,364
                                           ---------  --------  ---------
Shareholders' equity:
   Preferred stock, $.01 par value,
    2,000,000 shares authorized;
    none issued
   Common stock, $.01 par value,
    20,000,000 shares authorized;
    approximately 7,658,000
    issued and outstanding at August
    1, 1998, 7,583,000 issued and
    outstanding at January 31, 1998 and
    7,547,000 issued and outstanding
    at August 2, 1997                            77        76         76
   Additional paid-in capital                41,020    40,977     40,892
   Accumulated deficit                      (25,070)  (19,373)   (11,670)
                                           ---------  --------  ---------
      Total shareholders' equity             16,027    21,680     29,298
                                           ---------  --------  ---------
Commitments                                       -         -          -
                                           ---------  --------  ---------
Total liabilities and shareholders'         $65,297   $65,194    $59,157
equity
                                           =========  ========  =========

      See accompanying notes to financial statements.

                     GANTOS, INC.
               STATEMENTS OF CASH FLOWS
                      (Thousands)


                                                 26 Weeks Ended
                                               -------------------
                                               Aug. 1,   Aug. 2,
                                                 1998      1997

                                               --------- ---------
Cash flows from operating activities:

   Net loss                                    $(5,697)  $(2,092)
                                               --------- ---------
   Adjustments to reconcile net loss
   to net cash used by
   operating activities:

         Credit for facilities closings and                  (703)
         other

         Cash used for facilities closings                   (785)
         Depreciation and amortization            2,251     2,558
         Restricted stock compensation               30        55
         expense

         Changes in assets and liabilities:

            Accounts receivable                   2,404     3,322
            Merchandise inventories              (4,100)     (103)
            Prepaid expenses and other             (157)       71
            Accounts payable                      2,333    (1,011)
            Accrued expenses and other             (518)   (1,627)
                                               --------- ---------
               Total adjustments                  2,243     1,777

   Net cash used by operating activities         (3,454)     (315)
                                               --------- ---------

Cash flows from investing activities:

   Capital expenditures                            (696)   (2,356)
                                               --------- ---------
Net cash used by investing activities              (696)   (2,356)
                                               --------- ---------

Cash flows from financing activities:
   Principal payments under capital lease

      obligations and other long-term debt         (803)   (2,570)
  Borrowings under long-term credit facility     82,394   105,199
  Payments under long-term credit facility      (77,650) (103,206)
  Issuance of Common Shares                          14        40
  Other                                            (325)      (79)
                                               --------- ---------
Net cash provided (used) by financing             3,630      (616)
activities
                                               --------- ---------

Net decrease in cash
   and cash equivalents                            (520)   (3,287)
Cash and cash equivalents at beginning of         1,295     4,346
period
                                               ========= =========
Cash and cash equivalents at end of period     $    775  $  1,059
                                               ========= =========

Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for:

   Interest (net of amount capitalized)        $    860  $    864
   Income taxes                                       -  $     79


      See accompanying notes to financial statements.

                        GANTOS, INC.

               NOTES TO FINANCIAL STATEMENTS

1. The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Nevertheless, it is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 1998.

    The accompanying interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented and necessary to present fairly the financial position as of August 1, 1998, January 31, 1998 and August 2, 1997, the results of operations for the thirteen and twenty-six weeks ended August 1, 1998 and August 2, 1997, and cash flows for the twenty-six weeks ended August 1, 1998 and August 2, 1997. All adjustments are of a normal and recurring nature.

    The results of operations for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business.

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

4. The Company's borrowing agreement with Fleet Bank N.A. (the "Fleet Facility") was amended as of July 8, 1998 to cure potential defaults under the Fleet Facility. The Fleet Facility currently provides that, until October 12, 1998, the fixed charge coverage ratio, earnings before interest, taxes, depreciation and amortization and interest coverage ratio covenants are suspended. Thereafter, compliance with these financial covenants is based on a liquidity test as long as minimum levels of liquidity are maintained. The liquidity test generally requires that the Company have "availability" (as defined in the Fleet Facility) of at least (i) a daily average of $5,000,000 for each fiscal month, and (ii) $3,500,000 at the end of each business day. As of September 8, 1998, the Company had $28.2 million in borrowings and $2.9 million in letters of credit outstanding under the Fleet Facility, and approximately $1.5 million was available for borrowing under the Fleet Facility.

    In addition, the Indenture, dated as of April 1, 1995, pursuant to which the Company's 12.75% notes were issued (the "Indenture"), was amended as of June 30, 1998 to cure potential defaults under the Indenture, subject to consummation of the merger described in Note 6 by September 30, 1998. Previous covenants concerning capital expenditures, earnings before interest, taxes, depreciation and amortization, and interest coverage ratios were deleted from the Indenture. The remaining net worth covenant requires the Company to maintain a minimum net worth of $7.5 million at the end of each quarter through the third quarter of fiscal 2000 and $10.0 million at the end of each subsequent quarter. As of August 1, 1998, the Company's net worth was approximately $16.0 million. As of September 8, 1998, $7.0 million in principal amount of notes were outstanding under the Indenture. Holders of approximately 96% of the notes underlying the Indenture agreed to defer payment of their regularly scheduled July 1, 1998 payment of principal, totaling approximately $745,000, until the earlier of the consummation of the merger described in Note 6 or September 25, 1998. In exchange for such deferral, the Company issued such holders five-year warrants to purchase 150,000 of the Company's Common Shares at an exercise price of $1.625 per share.

    The Company does not expect to be able to meet the liquidity test under the Fleet Facility on October 13, 1998, and, therefore, management believes that it will likely be in default under the Fleet Facility if the Fleet Facility is not further amended or replaced before then. In addition, because the Company does not expect to consummate the merger by September 30, 1998, the amendments to the Indenture described above are not expected to be effective unless the Indenture is further amended. Management does not believe that it will be in compliance with the financial covenants under the Indenture if such amendments are not affective.

    The Company is negotiating with Fleet Bank and the principal holder of the Notes issued under the Indenture to further defer or amend the financial covenants under the Fleet Facility, to defer the deadline for consummation of the merger under the Indenture or to modify the financial covenants under the Indenture and to further defer the July 1, 1998 Note payment currently due September 25, 1998.

    If the Company is not successful in negotiating further amendments to the Fleet Facility and the Indenture on or before September 25, 1998 on terms and conditions acceptable to the Company, if the Company's "availability" under the Fleet Facility, trade credit or sales are lower than expected, or if the Company's borrowing requirements or liquidity needs are higher than expected, the Company could have insufficient liquidity to continue its current operations, its business, operations, liquidity, financial condition and results of operations could be materially adversely affected, and the Company could be required to substantially reduce or discontinue its operations. In addition, even if the Company is successful in amending the Fleet Facility and the Indenture, there can be no assurance that the Company will be able to meet the revised covenants or the continuing net worth covenant under the Indenture for the next 12 months unless sales and trade credit substantially improve.

5. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the twenty-six weeks ended August 1, 1998, the Company incurred a loss of $5,697,000 and has experienced a tightening of trade credit. See also Notes 4 and 6. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

    The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of the Fleet Facility and the Indenture, support from trade creditors, changes in comparable store sales, future profitable operations, and the successful completion of the merger described in Note 6 below.

6. On May 12, 1998, the Company announced it had entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Hit or Miss, Inc. ("Hit or Miss") and HOM Holding, Inc., the sole stockholder of Hit or Miss ("HOM Holding"). Pursuant to the Merger Agreement, by operation of law, the Company would acquire all of the assets and assume all of the liabilities of HOM Holding, including all the capital stock of Hit or Miss, for an aggregate of approximately 7.4 million of the Company's Common Shares and warrants to purchase 1.25 million of the Company's Common Shares for $1.50 per share. The warrants would not be immediately exercisable. The Company expects to account for the transaction as a purchase and for the transaction to be finalized on or before October 31, 1998.

    The consummation of the transaction contemplated by the Merger Agreement is subject to several material conditions including, among others, the consummation of a financing to refinance the working capital facilities of the Company and Hit or Miss into a combined $60 million facility, the approval of the merger by the Company's shareholders and Holding, the waiver of certain covenants under the Fleet Facility and the Indenture and by certain debtholders of Hit or Miss, and the absence of adverse changes to the business of the Company and Hit or Miss. In addition, either HOM Holding or the Company may terminate the Merger Agreement if the merger is not consummated on or before August 31, 1998, unless the failure of the closing to occur by such date shall be due to the failure of the party seeking to terminate the Merger Agreement to perform or observe in any material respect the covenants and agreements of such party. The parties are negotiating an amendment to extend this deadline to October 31, 1998. The Company is continuing to negotiate financing for the surviving corporation, but it does not have a definitive commitment or a credit committee approved proposal. There can be no assurance that the Company will be successful in closing the above-described merger with Holding and Hit or Miss.

                        GANTOS, INC.

                MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF RESULTS OF OPERATIONS
                  AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 1998,
COMPARED TO THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1997.

The following table indicates the percentage relationships to net sales of various revenue and expense items for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997.


                                As a percent of      As a percent of
                                net sales for        net sales for
                                the thirteen         the twenty-six
                                weeks ended          weeks ended
                              --------------------  -------------------
                               Aug. 1,    Aug. 2,   Aug. 1,   Aug. 2,
                                 1998      1997      1998      1997
                               ---------  --------  --------- ---------
Net sales                        100.0%    100.0%     100.0%    100.0%


Cost of sales (including
buying, distribution and
occupancy costs)                 (89.4)    (88.4)     (83.7)    (82.2)
                               ---------  --------  --------- ---------

Gross income                      10.6      11.6       16.3      17.8

Selling, general and
   administrative expense        (26.8)    (25.7)     (24.9)    (23.1)

Credit for facilities                -       2.0          -       0.9
closings and other

Finance charge and other           3.3       3.4        3.0       3.0
revenue

                               ---------  --------  --------- ---------

Operating loss                   (12.9)     (8.7)      (5.6)     (1.4)

Interest expense                  (2.7)     (1.2)      (2.4)     (1.2)
                               ---------  --------  --------- ---------

Loss before income taxes         (15.6)     (9.9)      (8.0)     (2.6)

Income taxes                          -        -          -         -
                               ---------  --------  --------- ---------

Net loss                        (15.6)%     (9.9)%     (8.0)%    (2.6)%
                               =========  ========= =========  ========


Net sales for the thirteen weeks ended August 1, 1998 were approximately $31.8 million, a decrease of approximately $4.0 million, compared to net sales of approximately $35.8 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 11.4%, or $4.0 million, for the second quarter of 1998 compared to the same period in 1997. The 11.4% decrease in comparable store sales is comprised of a 7.6% decrease in unit sales (partially due to difficulties in obtaining merchandise from vendors resulting from the Company's current financial condition and the related tightening of trade credit) and a 4.1% decrease in average sales dollars per unit partially offset by a .3% increase due to a change in merchandise mix.

Net sales for the twenty-six weeks ended August 1, 1998 were approximately $70.8 million, a decrease of approximately $10.6 million, compared to net sales of approximately $81.4 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 13.4%, or $10.7 million, for the first two quarters of 1998 compared to the same period in 1997. The 13.4% decrease in comparable store sales is comprised of a 10.5% decrease in unit sales(partially due to difficulties in obtaining merchandise from vendors resulting from the Company's current financial condition and the related tightening of trade credit) and a 3.2% decrease in average sales dollars per unit, partially offset by a .3% increase due to a change in merchandise mix.

The Company opened a new store in April 1997 and another in October 1997. One store was closed in January 1998. The Company experienced negative comparable store sales during the second quarter and management expects this trend to continue into the third quarter.

Cost of sales decreased $3.3 million in the thirteen weeks ended August 1, 1998 compared to the prior fiscal year. Cost of sales, as a percent of net sales, increased to 89.4% in the thirteen weeks ended August 1, 1998, compared to 88.4% in the same period in the prior fiscal year. Cost of sales decreased $7.6 million in the twenty-six weeks ended August 1, 1998 compared to the prior fiscal year. Cost of sales, as a percent of net sales, increased to 83.7% in the twenty-six weeks ended August 1, 1998, compared to 82.2% in the same period in the prior fiscal year. The increase in cost of sales, as a percent of net sales, for the thirteen and twenty-six weeks ended August 1, 1998 is primarily the result of decreased sales volume with consistent buying, distribution and occupancy costs and lower vendor allowances, partially offset by lower net markdowns for the period compared to a year ago.

Selling, general and administrative (SG&A) expense for the thirteen weeks ended August 1, 1998 decreased approximately $679,000, compared to the same period in the prior fiscal year. The decrease in SG&A is partly due to prior period one-time moving costs associated with the Company's merchandising operations to Stamford, Connecticut. In addition, the decrease in SG&A is due to lower payroll and the related taxes primarily at the store locations due to the decreased sales volume, and a decrease in depreciation due to the age of the assets. These decreases were partially offset by increases in rent and maintenance and dues as a result of increases passed on from the landlords and an increase in net advertising expense due to increased private label merchandise and decreased vendor participation. As a percent of net sales, SG&A expense increased from 25.7% to 26.8% for the thirteen weeks ended August 1, 1998 primarily as a result of lower sales, offset slightly by the reductions described above.

Selling, general and administrative (SG&A) expense for the twenty-six weeks ended August 1, 1998 decreased approximately $1,148,000, compared to the same period in the prior fiscal year. The decrease in SG&A is primarily due to lower payroll and the related taxes primarily at the store locations due to the decreased sales volume, and a decrease in depreciation due to the age of the assets. These decreases were partially offset by increases in rent and maintenance and dues as a result of increases passed on from the landlords and an increase in net advertising expense due to increased private label merchandise and decreased vendor participation. As a percent of net sales, SG&A expense increased from 23.1% to 24.9% for the twenty-six weeks ended August 1, 1998 primarily as a result of lower sales.

During the thirteen weeks ended August 2, 1997, the Company recorded a Credit for Facilities Closings and Other of $0.7 million. During the second quarter of 1997, the Company completed the relocation of its corporate offices and distribution center facilities for less than the amounts accrued.

Finance charge and other revenue decreased approximately $157,000 to 3.3% of net sales and approximately $297,000 to 3.0% of net sales for the thirteen and twenty-six weeks ended August 1, 1998, respectively, compared to the same periods in the prior fiscal year. The decreases in both the thirteen and twenty-six weeks ended August 1, 1998 were partially due to new legal limits on late fees, and a decrease in finance charge income during the first half of 1998 due to a lower average outstanding balance of Gantos credit card receivables compared to the same period in the prior fiscal year. The decrease in the receivable balances is primarily the result of lower sales and lower use of the Gantos charge card. Finance charge income is expected to remain lower than last year due to sales volume.

Interest expense for the thirteen and twenty-six weeks ended August 1, 1998 increased approximately $421,000 and $773,000, respectively, compared to the same periods in the prior fiscal year. The increase for both periods is due to higher debt levels under the Fleet Facility, partially offset by reduced interest expense on the Indenture Notes as a result of scheduled principal payments. The increase in amounts outstanding under the Fleet Facility is due to operating losses and continued difficulties with trade credit.

The effective tax rate varies from the statutory rate of 35% due to the establishment of additional valuation allowances during the quarter.

These factors resulted in a net loss of approximately $5.0 million, or $0.65 per share, for the thirteen weeks ended August 1, 1998, compared to a net loss of approximately $3.5 million, or $0.47 per share, in the same period of the prior year. For the twenty-six weeks ended August 1, 1998, the Company reported a net loss of approximately $5.7 million, or $0.75 per share, compared to net loss of approximately $2.1 million, or $0.28 per share, in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities totaled $3.5 million in the first half of 1998 compared to $0.3 million in the same period a year ago. The increase was primarily due to a greater net loss this year (net of non-cash items) compared to last year, a larger increase in merchandise inventories this year over last year and a smaller decrease in accounts receivable this year. These amounts are partially offset by an increase in accounts payable this year, compared to a decrease last year, a smaller decrease in accrued expenses and other this year, and cash used last year for facilities closings. The increase in merchandise inventory and accounts payable this year is primarily due to the low 1998 beginning inventory levels. The decrease in accrued expense and other is the result of the timing of payments and the effects of lower sales volumes. The smaller decrease in accounts receivable this year is due to a greater portion of sales made using the Gantos charge card. The Company expects the accounts receivable balance to remain lower than last year levels for the remainder of 1998 and trade credit to remain tight through at least the third quarter of 1998.

Capital expenditures for the first six months of 1998 were approximately $696,000, compared to approximately $2,356,000 for the same period in 1997. Capital expenditures in fiscal 1998 were primarily for remodeling one store.

Net cash provided by financing activities in the first half of 1998 was approximately $3.6 million compared to net cash used of approximately $0.6 million in the same period a year ago. The increase in cash provided is the result of reduced payments on the long-term debt (one payment due July 1, 1998 was deferred to September) and increased borrowing under the Fleet Facility. Cash provided in 1998 represents $803,000 in payments made on the long-term notes, offset by net borrowings of $4.7 million ($82.4 million in total borrowings, $77.7 million in total payments) under the Fleet Facility. In the same period of 1997, the Company made $2.6 million in payments on the long-term notes (including a $1.8 million "alternative cash flow payment") and borrowed $2.0 million ($105.2 million in total borrowings, $103.2 in total payments) under the Fleet Facility.

The Company has a revolving credit agreement (the "Fleet Facility") expiring March 31, 2000, with Fleet Bank N.A. (formerly NatWest Bank N.A.) with a maximum commitment of $40 million, subject to a borrowing base formula and lender reserves. The Company has entered into nine amendments to the Fleet Facility. Without these amendments, the Company would not have been in compliance with the financial covenants, including the liquidity test, under the Fleet Facility (See
Note 4 to the Financial Statements). As of September 8, 1998, the Company had $28.2 million in borrowings and $2.9 million in letters of credit outstanding under the Fleet Facility. As of September 8, 1997, approximately $1.5 million was available for borrowing under the Fleet Facility. During the first two quarters of 1998, the weighted average interest rate under the Fleet Facility was 8.80%.

The Company's Indenture, under which the Company's 12.75% Notes were issued, was amended as of June 30, 1998 to cure potential defaults under the Indenture, subject to consummation of the merger described in Note 6 to the Financial Statements by September 30, 1998 (See Note 4 to the Financial Statements).

As of September 8, 1998, $7.0 million in principal amount of notes were outstanding under the Indenture. Holders of approximately 96% of the notes underlying the Indenture agreed to defer payment of their regularly scheduled July 1, 1998 payment of principal, totaling approximately $745,000, until the earlier of the consummation of the merger described in Note 6 of the Financial Statements or September 25, 1998. In exchange for such deferral, the Company issued such holders five-year warrants to purchase 150,000 of the Company's Common Shares at an exercise price of $1.625 per share. Another principal payment, totaling approximately $775,000, is due October 1, 1998.

The Company does not expect to be able to meet the liquidity test under the Fleet Facility on October 13, 1998, and, therefore, management believes that it would likely be in default under the Fleet Facility if the Fleet Facility is not further amended or replaced before then. In addition, because the Company does not expect to consummate the merger by September 30, 1998, the amendments to the Indenture described above are not expected to be effective unless the Indenture is further amended. Management does not believe that it will be in compliance with the financial covenants under the Indenture if such amendments are not effective.

The Company is negotiating with Fleet Bank and the principal holder of the Notes issued under the Indenture and to further defer or amend the financial covenants under the Fleet Facility, to defer the deadline for consummation of the merger under the Indenture and to modify the financial covenants under the Indenture and to further defer the July 1, 1998 Note payment currently due September 25, 1998.

If the Company is not successful in negotiating further amendments to the Fleet Facility and the Indenture on or before September 25, 1998 on terms and conditions acceptable to the Company, if the Company's "availability" under the Fleet Facility, trade credit or sales are lower than expected, or if the Company's borrowing requirements or liquidity needs are higher than expected, the Company could have insufficient liquidity to continue its current operations, its business, operations, liquidity, financial condition and results of operations could be materially adversely affected, and the Company could be required to substantially reduce or discontinue its operations. In addition, even if the Company is successful in amending the Fleet Facility and the Indenture, there can be no assurance that the Company will be able to meet the revised covenants or the continuing net worth covenant under the Indenture for the next 12 months unless sales and trade credit substantially improve.

As discussed in Note 6 to the Financial Statements, the Company has entered into a definitive Agreement and Plan of Merger with Hit or Miss, Inc. and HOM Holding, Inc., subject to various terms and conditions (some of which are discussed in Note 6 to the Financial Statements). Either HOM Holding or the Company may terminate the Merger Agreement if the merger is not consummated on or before August 31, 1998, unless the failure of the closing to occur by such date shall be due to the failure of the party seeking to terminate the Merger Agreement to perform or observe in any material respect the covenants and agreements of such party. The parties are negotiating an amendment to extend this deadline to October 31, 1998. In connection with this proposed merger, the Company and Hit or Miss have received a proposal, which has not received credit committee approval, to refinance the working capital facilities of the Company and Hit or Miss into a combined $60 million facility. The Company is continuing to negotiate financing for the surviving corporation, but it does not have a definitive commitment or a credit committee approved proposal.

Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's cash resources to meet future liquidity needs and future compliance with financial covenants) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the Company's ability to negotiate acceptable amendments to the Fleet Facility and the Indenture, the Company's ability to negotiate acceptable financing terms for the surviving corporation in the merger, the level of support of the Company's trade creditors and factors, general trends in retail clothing apparel purchasing, especially during the Christmas season, the Company's comparable store sales changes, and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. To distinguish 21st century dates from 20th century dates, these date code fields must be able to accept four digit entries. The Company has evaluated its management information systems (including information technology ("IT") and non-IT computerized systems) and has prepared a plan for Year 2000 compliance. The Company estimates that the cost to modify its management information systems to become Year 2000 compliant will be approximately $400,000 and therefore will not be material to its financial condition or results of operations. Given that such modification is expected to be completed by June 1999, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. The Company is also evaluating the systems of its vendors to ensure that these companies are Year 2000 compliant. The cost of this evaluation is expected to be nominal. In the event that its current vendors are unable to certify that they will be Year 2000 compliant by early 1999 or if such vendors are unable to certify that their failure to be Year 2000 compliant will not adversely affect the Company, the Company will be reviewing its alternatives with respect to other vendors. There can be no assurance that the Company will be able to find vendors which are acceptable to the Company. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company or its vendors to become Year 2000 compliant.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

                 PART II. OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Four holders of approximately 96% of the notes underlying the Indenture agreed to defer payment of their regularly scheduled July 1, 1998 payment of principal, totaling approximately $745,000, until the earlier of the consummation of the merger described in Note 6 to the Financial Statements in
Part I, Item 1 of this Report (the "Merger") or September 25, 1998. In exchange for such deferral, on July 1, 1998, the Company issued such holders warrants exercisable until June 30, 2003 to purchase 150,000 of the Company's Common Shares, par value $0.01 per share, at an exercise price of $1.625 per share. The Company has agreed to use its good faith efforts to register the Common Shares underlying such warrants for resale within sixty days after consummation of the Merger. Such warrants were not registered, but were issued in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) under the Securities Act of 1933, as amended.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

               4.1 Supplemental Indenture No. 2, dated as of June 30, 1998, to Indenture dated as of April 1, 1995, between Gantos, Inc. and State Street Bank and Trust Company (successor to Fleet Bank N.A., which was the successor to Shawmut Bank Connecticut, National Association), and forms of Agreement, dated as of June 30, 1998 between Gantos, Inc. and various holders of notes issued under the Indenture.

               4.2 Form of Common Stock Purchase Warrant, dated as of July 1, 1998, issued to consenting note holders.

               10.1 Amendment No. 9 to Credit Agreement, dated as of July 8,
                    1998, between Gantos, Inc. and Fleet Bank, N.A.(formerly known as NatWest Bank N.A.).

               10.2 Letter Agreement dated as of July 8, between Gantos, Inc.
                    and Enhanced Retail Funding, LLC.

               10.3 1998 Gantos, Inc. Executive Bonus Plan, adopted
                    May 19, 1998.

               27.1 Financial Data Schedule

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

Date:  September 15, 1998

                                                GANTOS, INC.

                                           ------------------------
                                                (Registrant)




                                        By:/s/ ARLENE H. STERN
                                           -------------------------
                                               ARLENE H. STERN

                                              Its: PRESIDENT AND
                                           CHIEF EXECUTIVE OFFICER
                                               (DULY AUTHORIZED
                                            OFFICER AND PRINCIPAL
                                              FINANCIAL OFFICER)

                               EXHIBIT INDEX


DOCUMENT NUMBER AND DESCRIPTION

4.1 Supplemental Indenture No. 2, dated as of June 30, 1998, to Indenture dated as of April 1, 1995, between Gantos, Inc. and State Street Bank and Trust Company (successor to Fleet Bank N.A., which was the successor to Shawmut Bank Connecticut, National Association), and forms of Agreement, dated as of June 30,1998 between Gantos, Inc. and various holders of notes issued under the Indenture.

4.2 Form of Common Stock Purchase Warrant, dated as of July 1, 1998, issued to consenting note holders.

10.1 Amendment No. 9 to Credit Agreement, dated as of July 8, 1998, between Gantos, Inc. and Fleet Bank, N.A Financial Data Schedule.

10.2 Letter Agreement dated as of July 8, 1998 between Gantos, Inc. and Enhanced Retail Funding, LLC.

10.3 1998 Gantos, Inc. Executive Bonus Plan, adopted May 19, 1998.

27.1 Financial Data Schedule