Form 10-K/A
period 1998-01-31
GANTOS INC
filed 1998-11-17
CIK 791182

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 4

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-14577
                            ------------------------

                                  GANTOS, INC.

             (Exact name of registrant as specified in its charter)

                  MICHIGAN                             38-1414122
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

     1266 E. MAIN STREET, FIFTH FLOOR,                    06902
           STAMFORD, CONNECTICUT
  (Address of principal executive offices)             (Zip Code)

                            ------------------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 24, 1998 calculated by reference to the closing sale price as reported by Nasdaq on such date, was approximately $4,031,939.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    The number of shares outstanding of the registrant's common shares, $.01 par value per share, as of April 24, 1998 was 7,581,713.

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

RECENT DEVELOPMENTS

    RELOCATION

    On January 27, 1997, the Company announced plans to relocate its distribution center, financial and support functions to another facility in Grand Rapids, Michigan as well as establish a merchandising office in Stamford, Connecticut. The relocation of the merchandising office is expected to enhance the Company's ability to do private label product development. These relocations were completed during the second quarter of 1998.

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

NUMBER OF STORES AND LOCATION

    The following table sets forth information with respect to store openings and closures since fiscal 1984:

                                                                                         NUMBER OF STORES
                                                               --------------------------------------------------------------------
                                                                  OPEN AT
                                                               BEGINNING OF     OPENED DURING      CLOSED DURING    OPEN AT END OF
YEAR ENDED                                                         YEAR             YEAR               YEAR              YEAR
-------------------------------------------------------------  -------------  -----------------  -----------------  ---------------
February 2, 1985.............................................           39                4                  1                42
February 1, 1986.............................................           42               10                  2                50
January 31, 1987.............................................           50               15                  0                65
January 30, 1988.............................................           65               20                  1                84
January 28, 1989.............................................           84               25                  1               108
February 3, 1990.............................................          108               32                  1               139
February 2, 1991.............................................          139               31                  6               164
February 1, 1992.............................................          164                0                  6               158
January 30, 1993.............................................          158                1                  0               159
January 29, 1994.............................................          159                2                 43               118
January 28, 1995.............................................          118                1                  5               114
February 3, 1996.............................................          114                1                  2               113
February 1, 1997.............................................          113                1                  0               114
January 31, 1998.............................................          114                2                  1               115

    In 1997, the Company opened one new store in New Jersey and one new store in Tennessee. The Company closed one store that was located in Pennsylvania during 1997. The Company does not plan to open any new stores in 1998.

    The following table shows the geographic distribution of the Company's stores by state for the 115 stores open as of April 24, 1998.

California..............................          4
Colorado................................          4
Connecticut.............................          2
Illinois................................         11
Indiana.................................          5
Kansas..................................          1
Kentucky................................          2
Maryland................................          5
Massachusetts...........................          3
Michigan................................         20
Minnesota...............................          3
Missouri................................          4
New Hampshire...........................          2
New Jersey..............................          5
New York................................          6
North Carolina..........................          2
Ohio....................................         11
Oregon..................................          1
Pennsylvania............................          9
Rhode Island............................          1
Tennessee...............................          5
Virginia................................          4
Wisconsin...............................          5

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

SEASONALITY

    The Company's business is seasonal, with its highest and second highest sales volumes and net income levels historically being in the Christmas and spring seasons, respectively. The following tables set forth the Company's net sales and net income (loss) per fiscal quarter for 1997 and 1996, on an unaudited basis and including the results of store closings and new store openings:

                                                                                        NET SALES
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
YEARS ENDED                                                              QUARTER    QUARTER    QUARTER    QUARTER
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
                                                                                      (IN THOUSANDS)
January 31, 1998......................................................  $  45,564  $  35,816  $  35,478  $  45,108
February 1, 1997......................................................     50,365     41,809     41,716     50,476

                                                                                    NET INCOME (LOSS)
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
YEARS ENDED                                                              QUARTER    QUARTER    QUARTER    QUARTER
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
                                                                                      (IN THOUSANDS)
January 31, 1998......................................................  $   1,455  $  (4,714) $  (3,388) $  (4,314)
February 1, 1997......................................................      2,548     (1,592)      (275)     1,256

------------------------

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

    The following table shows the years in which leases on stores in operation at April 24, 1998 expire:

                                                                                NUMBER OF LEASES
FISCAL YEARS                                                                        EXPIRING
----------------------------------------------------------------------------  ---------------------
1998-1999...................................................................               26(1)(2)
2000-2001...................................................................               52
2002-2003...................................................................               28(1)
2004-2005...................................................................                2
2006-2007...................................................................                5
2008-2009...................................................................                2
                                                                                          ---
  Total.....................................................................              115
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

                                                                                 CLOSING SALE PRICE
                                                                                 -------------------
PERIOD                                                                             HIGH        LOW
-------------------------------------------------------------------------------- --------    -------
1997
1st Quarter.....................................................................  2 3/4       1 7/8
2nd Quarter.....................................................................  3 9/16      1 7/8
3rd Quarter.....................................................................  3 7/16      2
4th Quarter.....................................................................  2 11/16       7/16

1996
1st Quarter.....................................................................  3 13/16     2
2nd Quarter.....................................................................  7 1/8       3 9/16
3rd Quarter.....................................................................  4 5/8       2 7/8
4th Quarter.....................................................................  3 15/16     2 1/16

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

ITEM 6. SELECTED FINANCIAL DATA

                   5-YEAR SUMMARY AND SELECTED FINANCIAL DATA

                                                                1997       1996       1995*     1994**      1993
                                                              ---------  ---------  ---------  ---------  ---------
                                                                       (THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS
Net sales...................................................  $ 161,966  $ 184,366  $ 192,790  $ 197,288  $ 229,422
Cost of sales...............................................   (137,237)  (147,022)  (151,912)  (160,434)  (205,899)
Selling, general and administrative expense.................    (38,807)   (37,407)   (40,018)   (40,114)   (47,004)
Finance charge and other revenue............................      4,843      4,732      4,472      5,020      6,660
(Provision) credit for facilities closings and other........     --           (400)       944      2,652    (29,254)
Operating income (loss).....................................     (9,235)     4,269      6,276      4,412    (46,075)
Interest expense............................................     (2,341)    (2,332)    (2,278)      (122)    (1,785)
Reorganization items........................................     --         --           (279)    (1,764)      (831)
Income (loss) before income taxes, extraordinary item and
  cumulative effect of change in accounting method..........    (11,576)     1,937      3,719      2,526    (48,691)
Net income (loss) before extraordinary item and income
  tax.......................................................    (11,576)     1,937      3,719      2,526    (47,514)
Extraordinary item..........................................     --         --         --          1,628     --
Net income (loss) before income taxes.......................    (11,576)     1,937      3,719      4,154    (47,514)
(Provision) benefit for income taxes........................        615     --         --         --          4,450
Net income (loss)...........................................  $ (10,961) $   1,937  $   3,719  $   4,154  $ (43,064)
                                                              ---------  ---------  ---------  ---------  ---------
PER SHARE DATA***
Net income (loss) per share (basic and diluted) before
  extraordinary item........................................  $   (1.45) $    0.26  $    0.55  $    0.95  $  (16.58)
Extraordinary item..........................................     --         --         --           0.61     --
Net income (loss) per share (basic and diluted).............  $   (1.45) $    0.26  $    0.55  $    1.56  $  (16.14)
                                                              ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA
Total assets................................................  $  65,194  $  65,858  $  68,410  $  95,983  $ 125,611
Working capital.............................................  $  34,531  $  30,407  $  25,193  $  55,347  $  82,706
Long-term obligations.......................................  $  27,398  $  11,940  $  12,395  $  66,981  $ 104,715
Shareholders' equity........................................  $  21,680  $  32,462  $  30,330  $   6,748  $   2,594
                                                              ---------  ---------  ---------  ---------  ---------
FINANCIAL RATIOS AND OTHER DATA
Current ratio...............................................        3.1        2.4        2.0        3.5        5.5
Return (loss) on average assets.............................      (16.7)%       2.9%       4.5%       3.7%     (36.0)%
Return (loss) on average shareholders' equity...............      (40.5)%       6.2%      20.1%      88.9%    (178.6)%
Book value per share at year end............................  $    2.87  $    4.29  $    4.49  $    2.53  $    0.98
Number of stores at year end................................        115        114        113        114        118
Weighted Shares Outstanding***..............................      7,550      7,574      6,759      2,665      2,669

------------------------

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

                                                                                                                    PERCENT
                                                                                                                   CHANGE IN
                                                                                                                    DOLLAR
                                                                                    AS A PERCENT OF NET SALES       AMOUNTS
                                                                                  ------------------------------   ---------
                                                                                    1997       1996       1995     1996-1997
                                                                                  --------   --------   --------   ---------
Net Sales.......................................................................     100.0%     100.0%     100.0%     (12)%
Cost of sales (including buying, distribution and occupancy costs)..............     (84.7)     (79.7)     (78.8)      (7)
                                                                                  --------   --------   --------
  Gross income..................................................................      15.3       20.3       21.2      (34)
Selling, general and administrative expense.....................................     (24.0)     (20.3)     (20.7)       4
Finance charge and other revenue................................................       3.0        2.6        2.3        2
(Provision) credit for facilities closings and other............................     --          (0.2)       0.5     (100)
                                                                                  --------   --------   --------
  Operating income (loss).......................................................      (5.7)       2.4        3.3     (316)
Interest expense................................................................      (1.4)      (1.3)      (1.2)       0
                                                                                  --------   --------   --------
Income (loss) before reorganization items and income taxes......................      (7.1)       1.1        2.1     (698)
                                                                                  --------   --------   --------
Reorganization items:
  Professional fees.............................................................     --         --          (0.3)    --
  Interest earned on accumulating cash from Chapter 11 proceedings..............     --         --           0.1     --
                                                                                  --------   --------   --------
                                                                                     --         --          (0.2)    --
                                                                                  --------   --------   --------
Income (loss) before income taxes...............................................      (7.1)       1.1        1.9     (698)
Income taxes....................................................................       0.4      --         --        --
                                                                                  --------   --------   --------
Net income (loss)...............................................................      (6.7)%      1.1%       1.9%    (666)
                                                                                  --------   --------   --------
                                                                                  --------   --------   --------

                                                                                  1995-1996
                                                                                  ---------
Net Sales.......................................................................      (4)%
Cost of sales (including buying, distribution and occupancy costs)..............      (3)
  Gross income..................................................................      (9)
Selling, general and administrative expense.....................................      (7)
Finance charge and other revenue................................................       6
(Provision) credit for facilities closings and other............................    (142)
  Operating income (loss).......................................................     (32)
Interest expense................................................................       2
Income (loss) before reorganization items and income taxes......................     (52)
Reorganization items:
  Professional fees.............................................................    (100)
  Interest earned on accumulating cash from Chapter 11 proceedings..............    (100)
                                                                                    (100)
Income (loss) before income taxes...............................................     (48)
Income taxes....................................................................    --
Net income (loss)...............................................................     (48)

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

    Selling, general and administrative (SG&A) expense increased approximately $1.4 million from 1996 to 1997. The increase was primarily due to the moving costs associated with the relocation of the Company's merchandising operations to Stamford, Connecticut, an increase in maintenance and dues expense as a result of a rent settlement made to one of the Company's store landlords, an increase in net advertising expense due to a decrease in vendor participation in advertising co-op programs and an increase in corporate salaries as a result of officers hired in 1996 and 1997. These increases were partially offset by savings from cost control measures of approximately $810,000 at the store and corporate levels during 1997 compared to 1996. As a percent of net sales, SG&A expense increased from 20.3% to 24.0% primarily as a result of the lower sales coupled with the expensed increases described above partially offset by the cost control measures.

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

    During 1996, the Company recorded a provision of $0.4 million for anticipated severance costs related to the relocation of the corporate offices to Stanford, Connecticut.

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

    The effective tax rate for the year ended January 31, 1998 was 5.3% which is less than the statutory rate of 35% due to the establishment of valuation allowances against tax assets related to net operating loss carryforwards due to the Company's inability to determine that it is more likely than not that these assets will be realized, partially offset by the reversal of previously recorded valuation allowances during the year for other deferred tax items.

    These factors resulted in a net loss of $11.0 million, or $1.45 per share, in 1997 compared to net income of $1.9 million, or $0.26 per share, in 1996.

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

    During 1996, the Company recorded a provision of $0.4 million for anticipated severance cost related to the relocation of the corporate offices to Stamford, Connecticut.

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

    These factors resulted in net income of $1.9 million, or $0.26 per share, in 1996 compared to net income of $3.7 million, or $0.55 per share, in 1995. The net income for 1995 includes a credit of $0.9 million to Facilities Closing and Other, and a charge of approximately $0.7 million as a result of the early adoption of SFAS No. 121. As part of the Company's Plan of Reorganization, each shareholder of record on March 31, 1995 was entitled to receive one common share for every two common shares previously held. All stock-related data above reflect this stock distribution for all periods presented.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and other information required by this Item are set forth in the "Index to Financial Statements" on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information as of May 29, 1998, regarding the Company's directors and executive officers:

                                                                                                               DIRECTOR OR
                                                                                                                EXECUTIVE
NAME                                 AGE                       POSITIONS WITH THE COMPANY                     OFFICER SINCE
-------------------------------      ---      -------------------------------------------------------------  ---------------
L. Douglas Gantos..............          66   Consultant and Director                                                1961

Hannah H. Strasser.............          38   Director                                                               1995

Mary Elizabeth Burton..........          46   Director                                                               1995

Elizabeth M. Eveillard.........          51   Director                                                               1992

S. Amanda Putnam...............          48   Director                                                               1995

Arlene H. Stern................          47   President, Chief Executive Officer and a Director                      1996

Fred K. Schomer................          58   Director                                                               1992

Erwin A. Marks.................          60   Director                                                               1995

Joseph Giudice.................          48   Senior Vice President, Merchandise Planning and Operations             1996

Dennis Horstman................          52   Senior Vice President, Merchandising and Marketing                     1996

Neal Gottfried.................          55   Senior Vice President, Store Operations and Visual
                                                Merchandising                                                        1997

David Nelson...................          48   Senior Vice President, Chief Financial Officer and Treasurer           1997

Vicki Boudreaux................          41   Vice President, Planning and Allocation                                1996

Hope Grey......................          41   Vice President, Technical Product Management                           1996

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

CURRENT DIRECTORS WHOSE TERMS EXPIRE IN 2000 CLASS II

    ARLENE H. STERN

    Arlene H. Stern has been the Company's President and Chief Executive Officer since September 8, 1996. From July 8, 1996 to September 8, 1996, Ms. Stern was the President and Chief Operating Officer for the Company. Ms. Stern served as Executive Vice President and Chief Operating Officer of Casual Corner Group, Inc., a retail apparel specialty store chain and a division of U.S. Shoe Corporation, from July 1993 to August 1995. From February 1985 to July 1993, Ms. Stern was the Executive Vice President for Human Resources and Distribution with P.A. Bergner & Company, a department store chain. While Ms. Stern will not continue as an officer of the Company if the Merger is consummated, Ms. Stern will continue as a Class II director.

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

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG TERM COMPENSATION
                                                                                                     AWARDS
                                                       ANNUAL COMPENSATION                   -----------------------
                                                                                             RESTRICTED
                                                     -----------------------  OTHER ANNUAL     STOCK      SECURITIES    ALL OTHER
                                                       SALARY       BONUS     COMPENSATION    AWARD(S)    UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION                    YEAR     ($)          ($)          ($)           ($)       OPTIONS(#)      ($)(7)
---------------------------------------------  ----  ----------   ----------  ------------   ----------   ----------   ------------
Arlene H. Stern, President, Chief Executive    1997     425,000(1)          0     2,384             0       50,000         2,975
  Officer and Director                         1996     245,193       75,000      5,939             0      350,000        14,260
                                               1995         N/A          N/A        N/A           N/A          N/A           N/A

Dennis Horstman, Senior Vice President         1997     300,000(2)     52,500    11,321             0       20,000         1,306
  Merchandising And Marketing                  1996      51,923            0     33,123             0       35,000             0
                                               1995         N/A          N/A        N/A           N/A          N/A           N/A

Joseph Giudice, Senior Vice President,         1997     225,000(3)          0     9,193             0       15,000         2,029
  Merchandise Planning and Operations          1996      86,538            0     25,912             0       25,000           106
                                               1995         N/A          N/A        N/A           N/A          N/A           N/A

Neal Gottfried, Senior Vice President, Store   1997     177,404(4)          0     8,439             0       25,000           805
  Operations and Visual Merchandising          1996         N/A          N/A        N/A           N/A          N/A           N/A
                                               1995         N/A          N/A        N/A           N/A          N/A           N/A

Kenneth Green, former Vice President, General  1997     152,500(5)          0         0             0       12,500         1,961
  Counsel and Secretary                        1996     150,000            0          0        75,000(6)    12,500         1,885
                                               1995     149,039*      70,000          0                     50,000         1,861

------------------------------

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                    POTENTIAL REALIZABLE
                                                              INDIVIDUAL GRANTS                       VALUE AT ASSUMED
                                            ------------------------------------------------------    ANNUAL RATES OF
                                              NUMBER OF                                                 STOCK PRICE
                                             SECURITIES      % OF TOTAL                               APPRECIATION FOR
                                             UNDERLYING    OPTIONS GRANTED  EXERCISE                    OPTION TERM
                                               OPTIONS     TO EMPLOYEES IN    PRICE    EXPIRATION   --------------------
NAME                                         GRANTED (#)     FISCAL YEAR     ($/SH)       DATE       5% ($)     10% ($)
------------------------------------------  -------------  ---------------  ---------  -----------  ---------  ---------
Arlene H. Stern...........................       50,000            19.5%      2.15625    03/18/07      67,803    171,825
Dennis Horstman...........................       20,000             7.8%      2.15625    03/18/07      27,121     68,730
Joseph Giudice............................       15,000             5.8%      2.15625    03/18/07      20,341     51,548
Neal Gottfried............................       25,000             9.7%      2.12500    04/14/07      33,410     84,668
Kenneth Green.............................       12,500             4.9%      2.15625    03/18/07      16,951     42,956

------------------------

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

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                             NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                       SHARES ACQUIRED                      UNDERLYING UNEXERCISED    IN THE MONEY OPTIONS
                                             ON           VALUE REALIZED     OPTIONS AT FY-END (#)        AT FY-END ($)
NAME                                    EXERCISE (#)            ($)         EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
------------------------------------  -----------------  -----------------  -----------------------  -----------------------
Arlene H. Stern.....................              0                  0          116,666/283,334                0/0
Dennis Horstman.....................              0                  0           7,000/48,000                  0/0
Joseph Giudice......................              0                  0           5,000/35,000                  0/0
Neal Gottfried......................              0                  0             0/25,000                    0/0
Kenneth Green.......................              0                  0           35,833/39,167                 0/0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of May 26, 1998, the only person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Shares was as follows:

                                 NUMBER OF SHARES
      NAME AND ADDRESS OF          BENEFICIALLY           PERCENT OF
       BENEFICIAL OWNER                OWNED          OUTSTANDING SHARES
-------------------------------  -----------------  -----------------------
Franklin Resources, Inc.               500,000(a)                6.6%
777 Mariners Island Blvd.
San Mateo, CA 94404

------------------------

(a) The information with respect to Franklin Resources, Inc. is based solely on a Schedule 13G report, dated, January 27, 1998. Franklin Resources, Inc. ("FRI") is a parent holding company. FRI's wholly-owned subsidiary, Franklin Advisory Services, Inc. ("FASI"), is an investment adviser registered under the Investment Advisors Act of 1940. One or more of FASI's advisory clients is the legal owner of an aggregate of 500,000 of the Company's common shares. Pursuant to investment advisory agreements with its respective advisory clients, FASI has sole investment discretion and voting authority with respect to such shares. Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Stockholders") each owns in excess of 10% of the outstanding common stock of FRI and are the principal shareholders of FRI. Each of the Principal Stockholders, therefore, may be deemed to have indirect beneficial ownership of such shares. The Principal Stockholders, FRI and FASI disclaim any economic interest or beneficial ownership of the Company's common shares. The address of each of the Principal Stockholders and FRI is as set forth in the table above. The address of FASI is One Parker Plaza, Sixteenth Floor, Fort Lee, NJ 07024.

    The following information is furnished as of May 26, 1998 with respect to each current director of the Company, with respect to each present or former executive officer of the Company named in the Summary Compensation Table in Item 11, and with respect to all current directors and executive officers as a group:

                                                                                  PERCENTAGE OF
                                                                                   OUTSTANDING
                                                              SHARES OF COMMON    COMMON STOCK
                                                                STOCK OF THE         OF THE
                                                                   COMPANY           COMPANY
                                                                BENEFICIALLY      BENEFICIALLY
NAME                                                              OWNED(A)            OWNED
------------------------------------------------------------  -----------------   -------------
CURRENT CLASS III DIRECTORS
L. Douglas Gantos, Inc......................................         247,667(b)           3.2%
Hannah H. Strasser..........................................         244,803(c)           3.2%
Mary Elizabeth Burton.......................................           8,000(d)        *

CURRENT CLASS I DIRECTORS
Elizabeth M. Eveillard......................................          24,500(e)        *
S. Amanda Putnam............................................           8,000(f)        *

CURRENT CLASS II DIRECTORS
Arlene H. Stern.............................................         340,595(g)           4.4%
Fred K. Schomer.............................................          24,700(h)        *
Erwin A. Marks..............................................           8,000(i)        *

OTHER NAMED EXECUTIVE OFFICERS
Dennis Horstman.............................................          22,718(j)        *
Joseph Giudice..............................................          34,458(k)        *
Neal Gottfried..............................................          10,000(l)        *
Kenneth Green...............................................          29,129(m)        *
All current directors and executive officers
  As a group (14 persons)...................................         992,107(n)          12.2%

------------------------

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

14(a)(3) EXHIBITS

    The list of exhibits required by this Item 14(a)(3) is set forth in the "Index to Exhibits" following the Financial Statements in this Report.

14(b) REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter ended January 31, 1998.

                                   SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 1998         GANTOS, INC.
                                (Registrant)

                                By:             /s/ ARLENE H. STERN
                                     -----------------------------------------
                                                  Arlene H. Stern
                                     ITS: PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                  GANTOS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Accountants, PricewaterhouseCoopers LLP..............................................        F-2

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

  Balance Sheets as of January 31, 1998 and February 1, 1997...............................................        F-4

  Statements of Cash Flows for the three years ended January 31, 1998......................................        F-5

  Statements of Changes in Shareholders' Equity for the three years ended January 31, 1998.................        F-6

  Notes to Financial Statements............................................................................        F-7

Quarterly Financial Information (unaudited)................................................................       F-20

Financial Statement Schedule

  Schedule II--Valuation and Qualifying Accounts...........................................................       F-22

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

    As discussed in Note 12 to the financial statements, on November 10, 1998 the Company restated the financial statements for the periods ended January 28, 1995, February 3, 1996, February 1, 1997, and January 31, 1998 to revise the accounting for restructuring reserves.

PricewaterhouseCoopers LLP

Battle Creek, Michigan
April 30, 1998, except as to Note 12, which is as of November 10, 1998

                                  GANTOS, INC.

                          STATEMENTS OF INCOME (LOSS)

                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
                                                                              (THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................................................................  $   161,966  $   184,366  $   192,790
Cost of sales (including buying, distribution and occupancy costs).........     (137,237)    (147,022)    (151,912)
                                                                             -----------  -----------  -----------
Gross income...............................................................       24,729       37,344       40,878
Selling, general and administrative expense................................      (38,807)     (37,407)     (40,018)
Finance charge and other revenue...........................................        4,843        4,732        4,472
Credit for facilities closings and other...................................      --              (400)         944
                                                                             -----------  -----------  -----------
Operating income (loss)....................................................       (9,235)       4,269        6,276
Interest expense (contractual interest of $2,585 for 1995).................       (2,341)      (2,332)      (2,278)
                                                                             -----------  -----------  -----------
Income (loss) before reorganization items and income taxes.................      (11,576)       1,937        3,998
                                                                             -----------  -----------  -----------
Reorganization items:
  Professional fees........................................................      --           --              (530)
  Interest earned on accumulating cash from Chapter 11 proceedings.........      --           --               251
                                                                             -----------  -----------  -----------
                                                                                 --           --              (279)
                                                                             -----------  -----------  -----------
Income (loss) before income taxes..........................................      (11,576)       1,937        3,719
(Provision) benefit for income taxes.......................................          615           --      --
                                                                             -----------  -----------  -----------
Net income (loss)..........................................................  $   (10,961) $     1,937  $     3,719
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net income (loss) per share (basic and diluted)............................  $     (1.45) $      0.26  $      0.55
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

   The accompanying Notes to Financial Statements are an integral part of the financial statements.

                                  GANTOS, INC.

                                 BALANCE SHEETS

                                                                                          JANUARY 31,  FEBRUARY 1,
                                                                                             1998         1997
                                                                                          -----------  -----------
                                                                                          (THOUSANDS, EXCEPT SHARE
                                                                                            AND PER SHARE DATA)
                                                      ASSETS
Current assets:
  Cash and cash equivalents.............................................................   $   1,295    $   4,346
  Accounts receivable, less allowance for doubtful accounts of $591 and $636 at January
    31, 1998 and February 1, 1997, respectively.........................................      18,607       21,973
  Merchandise inventories...............................................................      22,540       22,373
  Prepaid expenses and other............................................................       8,205        3,171
                                                                                          -----------  -----------
    Total current assets................................................................      50,647       51,863
                                                                                          -----------  -----------
Property and equipment, at cost:
  Leasehold improvements................................................................      30,506       30,168
  Furniture and fixtures................................................................      32,034       32,159
  Other.................................................................................         122           52
                                                                                          -----------  -----------
    Total property and equipment........................................................      62,662       62,379
Less--Accumulated depreciation and amortization.........................................     (48,115)     (48,384)
                                                                                          -----------  -----------
    Net property and equipment..........................................................      14,547       13,995
                                                                                          -----------  -----------
Total Assets............................................................................   $  65,194    $  65,858
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................  $    7,644   $   10,749
  Accrued expenses and other............................................................       8,472       10,307
  Reserve for facilities closings.......................................................      --              400
                                                                                          -----------  -----------
    Total current liabilities...........................................................      16,116       21,456
                                                                                          -----------  -----------
Long-term debt..........................................................................      27,398       11,940
                                                                                          -----------  -----------
Shareholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued
  Common stock, $.01 par value, 20,000,000 shares authorized; 7,583,000 issued and outstanding at January 31, 1998 and 7,563,000 issued and outstanding at February 1,
    1997................................................................................          76           76
  Additional paid-in capital............................................................      40,977       40,798
  Accumulated deficit...................................................................     (19,373 )     (8,412 )
                                                                                          -----------  -----------
    Total shareholders' equity..........................................................      21,680       32,462
                                                                                          -----------  -----------
Total Liabilities and Shareholders' Equity..............................................  $   65,194   $   65,858
                                                                                          -----------  -----------
                                                                                          -----------  -----------

   The accompanying Notes to Financial Statements are an integral part of the financial statements.

                                  GANTOS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                 1997        1996        1995
                                                                              ----------  ----------  ----------
                                                                                         (THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................................  $  (10,961) $    1,937  $    3,719
                                                                              ----------  ----------  ----------
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
  Reorganization items......................................................      --          --             279
  (Credit) provision for facilities closings and other......................      --             400        (944)
  Cash used for facilities closings and other...............................        (400)         (9)       (571)
  Depreciation and amortization.............................................       4,782       5,493       6,241
  Loss on disposals of property and equipment...............................      --          --          --
  Restricted stock compensation expense.....................................         109         142         161
  Changes in assets and liabilities:
    Accounts receivable.....................................................       3,366         646       2,676
    Merchandise inventories.................................................        (167)      1,582      (1,411)
    Prepaid expenses and other..............................................      (5,034)       (320)       (265)
    Accounts payable........................................................      (3,105)     (1,370)      3,645
    Accrued expenses and other..............................................      (1,835)     (2,410)      1,281
    Income tax receivable...................................................      --          --          --
                                                                              ----------  ----------  ----------
      Total adjustments.....................................................      (2,284)      4,154      11,092
                                                                              ----------  ----------  ----------
Net cash (used) provided by operating activities before reorganization
  items.....................................................................     (13,245)      6,091      14,811
                                                                              ----------  ----------  ----------
Net change to liabilities subject to compromise.............................      --          --         (64,941)
Net non-cash change to liabilities subject to compromise....................      --          --          33,374
                                                                              ----------  ----------  ----------
Net cash payments on liabilities subject to compromise......................      --          --         (31,567)
Reorganization items........................................................      --          --            (279)
Change in accrued interest receivable.......................................      --          --              88
Change in accrued bankruptcy expenses.......................................      --          --          (1,352)
                                                                              ----------  ----------  ----------
Net cash used by reorganization items.......................................      --          --         (33,110)
                                                                              ----------  ----------  ----------
Net cash (used) provided by operating activities............................     (13,245)      6,091     (18,299)
                                                                              ----------  ----------  ----------
Cash flows from investing activities:
  Capital expenditures......................................................      (4,901)     (2,696)     (6,057)
Net cash used by investing activities.......................................      (4,901)     (2,696)     (6,057)
                                                                              ----------  ----------  ----------
Cash flows from financing activities:
  Principal payments under capital lease obligations and other
    long-term debt..........................................................      (4,119)       (455)        (25)
  Issuance of Common Stock..................................................          70          54      --
  Borrowings under long-term credit facility................................     204,550     206,467     175,561
  Payments under long-term credit facility..................................    (184,973)   (206,568)   (176,272)
  Other.....................................................................        (433)     --          --
                                                                              ----------  ----------  ----------
Net cash provided (used) by financing activities............................      15,095        (502)       (736)
                                                                              ----------  ----------  ----------
Net (decrease) increase in cash.............................................      (3,051)      2,893     (25,092)
Cash and cash equivalents at beginning of year..............................       4,346       1,453      26,545
                                                                              ----------  ----------  ----------
Cash and cash equivalents at end of year....................................  $    1,295  $    4,346  $    1,453
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
Cash paid during the year:
  Interest..................................................................  $    2,378  $    1,818  $    2,136
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
  Income taxes..............................................................  $       92  $       54  $       48
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

   The accompanying Notes to Financial Statements are an integral part of the financial statements.

                                  GANTOS, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                              COMMON STOCK        ADDITIONAL                     TOTAL
                                                        ------------------------    PAID-IN    ACCUMULATED   SHAREHOLDERS'
                                                          SHARES       AMOUNT       CAPITAL      DEFICIT        EQUITY
                                                        -----------  -----------  -----------  ------------  -------------
                                                                                   (THOUSANDS)
Balance January 28, 1995..............................       2,665    $      27    $  20,789    $  (14,068)   $     6,748
Issuance of restricted stock..........................         177            2           (2)       --            --
Restricted stock compensation expense.................      --           --              162        --                162
Stock issued in conjunction with Plan of
  Reorganization......................................       4,735           47       19,654        --             19,701
Net income for the year...............................      --           --           --             3,719          3,719
                                                             -----          ---   -----------  ------------  -------------
Balance February 3, 1996..............................       7,577    $      76    $  40,603    $  (10,349)   $    30,330
Restricted stock compensation expense.................      --           --              142        --                142
Cancellation of restricted stock......................         (34)      --           --            --            --
Exercise of stock options.............................           2       --                8        --                  8
Shares issued under employee stock purchase plan......          18       --               45        --                 45
Net income for the year...............................      --           --           --             1,937          1,937
                                                             -----          ---   -----------  ------------  -------------
Balance February 1, 1997..............................       7,563    $      76    $  40,798    $   (8,412)   $    32,462
Restricted stock compensation expense.................      --           --              109        --                109
Cancellation of restricted stock......................         (14)      --           --            --            --
Cancellation of old common stock......................         (28)      --           --            --            --
Shares issued under employee stock purchase plan......          62       --               70        --                 70
Net loss for the year.................................      --           --           --           (10,961)       (10,961)
                                                             -----          ---   -----------  ------------  -------------
Balance January 31, 1998..............................       7,583    $      76    $  40,977    $  (19,373)   $    21,680
                                                             -----          ---   -----------  ------------  -------------
                                                             -----          ---   -----------  ------------  -------------

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

2. BASIS OF PRESENTATION:

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended January 31, 1998, the Company incurred a loss of $11.0 million and has experienced a tightening of trade credit. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                                  GANTOS, INC.

2. BASIS OF PRESENTATION: (CONTINUED)
    The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of the Fleet Facility and the Indenture agreement, and future profitable operations.

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

    As part of the Company's POR, each shareholder of record on the effective date, was entitled to receive one new common share for every two common shares previously held. All share and per share data in the financial statements and notes reflect this stock distribution for all periods presented. Each

                                  GANTOS, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) shareholder of record on the effective date, was required to surrender or be deemed to have surrendered such shares within two years of the effective date or have its claim for a distribution pursuant to the POR discharged. Accordingly, approximately 28,000 common shares were forfeited under this provision in 1997. As part of the POR, the Company issued 4,567,000 common shares as partial settlement for certain claims, 143,000 restricted common shares to management (net of 14,000, 34,000, and 23,000 restricted common shares forfeited during 1997, 1996, and 1995, respectively) and 168,000 common shares as partial settlement of a shareholder lawsuit.

    Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 7,550,000 in 1997, 7,574,000 in 1996, and 6,759,000 in 1995. Diluted net earnings per share is similarly determined except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are principally comprised of employee stock options issued by the Company and had an insignificant impact on the computation of diluted net earnings per share during the periods presented.

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

                                  GANTOS, INC.

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

    During 1994, the Company entered into settlement agreements with certain of its creditors whereby early cash payments for approximately 25% of the legally allowed claim were made as a full settlement of the Company's obligation, which resulted in a $1.6 million reduction in the reserve for facilities closings and other. This amount, which was treated as forgiveness of debt, was included as a extraordinary gain in the Company's Statement of Income during 1994. In addition, during 1994 the Company negotiated favorable lease terms with its landlords on many of the remaining under performing stores. As a result, the reserve was reduced by $9.6 million reflecting the decision to close fewer stores than originally planned. This reserve reduction was recorded as a credit to facilities closing and other in the Statement of Income during 1994. As discussed in Note 4, above, $0.7 million was also recorded as a charge to facilities closing and other in the Statement of Income in during 1994 for the settlement of a class action law suit.

    Also during 1994, the Company was unsuccessful in renegotiating its office and distribution center lease with its former landlord who was the Company's Chairperson and Chief Executive Officer at that time (See Note 9) and elected to reject the lease in its bankruptcy proceedings. As a result the Company recorded a charge to facilities closings and other of $6.2 million to cover the anticipated costs of rejecting the lease and writing down associated fixed assets.

    During 1995, the Company settled the remaining disputes with its landlords for less than the amounts accrued and reduced the reserve by $0.9 million, which is recorded as a credit for facilities closing and other.

    During 1996, the Company made the decision to relocate its corporate offices to Stamford, Connecticut. In connection with this decision, an announcement was made in January 1997 related to severance plans for employees terminated as a result of this relocation. Accordingly, in the fourth quarter of 1996, a reserve of $.4 million was recorded based upon management's calculations of the anticipated severance costs. During 1997, actual severance payments were $.4 million.

                                  GANTOS, INC.

5. RESERVE FOR FACILITIES CLOSINGS: (CONTINUED)
    The following table sets forth the activity in the reserve for facilities closing and other during fiscal 1995, 1996 and 1997:

FACILITIES CLOSING PROVISION

                                                                                 NON- CASH
                                                      RESERVE AT                 COSTS AND
                                                       JAN. 28,    CASH COSTS      ASSET                   RESERVE AT
                                                         1995       INCURRED    WRITE-OFFS      OTHER     FEB. 3, 1996
                                                      -----------  -----------  -----------  -----------  -------------
Lease rejection costs...............................   $  10,379    $  (4,109)   $  (5,326)   $    (944)    $  --
Asset write-offs....................................       2,040       --           (1,190)      --               850
Other...............................................       1,043         (571)        (472)      --            --
                                                      -----------  -----------  -----------       -----        ------
                                                       $  13,462    $  (4,680)   $  (6,988)   $    (944)    $     850
                                                      -----------  -----------  -----------       -----        ------
                                                      -----------  -----------  -----------       -----        ------


                                                                                 NON-CASH
                                                      RESERVE AT                 COSTS AND
                                                        FEB. 3,    CASH COSTS      ASSET                   RESERVE AT
                                                         1996       INCURRED    WRITE-OFFS      OTHER     FEB. 1, 1997
                                                      -----------  -----------  -----------  -----------  -------------
Asset write-offs....................................   $     850    $  --        $    (850)   $  --         $  --
Severance...........................................      --           --           --              400           400
                                                      -----------  -----------  -----------       -----        ------
                                                       $     850    $  --        $    (850)   $     400     $     400
                                                      -----------  -----------  -----------       -----        ------
                                                      -----------  -----------  -----------       -----        ------

                                                      RESERVE AT                RESERVE AT
                                                        FEB. 1,    CASH COSTS    JAN. 31,
                                                         1997       INCURRED       1998
                                                      -----------  -----------  -----------
Severance...........................................   $     400    $    (400)   $  --
----------------------------------------------------  -----------  -----------
----------------------------------------------------  -----------  -----------

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

                                  GANTOS, INC.

7. LONG TERM DEBT:

    A summary of long-term debt is as follows:

                                                                                JANUARY 31,  FEBRUARY 1,
                                                                                   1998         1997
                                                                                -----------  -----------
                                                                                      (THOUSANDS)
Revolving Credit Agreement due March 31, 2000, bearing interest at variable
  rates.......................................................................   $  19,577    $  --
Notes issued pursuant to an Indenture Agreement due in sixteen quarterly installments of $775,000 beginning July 1, 1997, bearing interest at
  12.75%......................................................................       7,821       11,940
                                                                                -----------  -----------
                                                                                 $  27,398    $  11,940
                                                                                -----------  -----------
                                                                                -----------  -----------

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

    The Fleet Facility contains, among other things, covenants with respect to
(i) additional indebtedness, (ii) investments, (iii) capital expenditures, (iv) fixed charge coverage ratios, (v) earnings before interest, taxes, depreciation and amortization, (vi) interest coverage ratios, and (vii) prohibitions on paying cash dividends.

    In part because of the net loss reported by the Company for the twenty-six weeks ended August 2, 1997, the Company would not have been in compliance with the covenant concerning, earnings before

                                  GANTOS, INC.

7. LONG TERM DEBT: (CONTINUED)
interest, taxes, depreciation and amortization for the four quarters ended August 2, 1997 had Fleet Bank N.A. and LaSalle National Bank not granted a waiver of such covenant for such period.

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

    As described in Note 1, the Company issued to some unsecured creditors approximately $12.4 million in original principal amount of six-year notes bearing interest payable quarterly at 12.75%. The Notes were issued pursuant to an Indenture, dated as of April 1, 1995, between the Company and State Street Bank and Trust Company (formerly Fleet Bank, N.A. and Shawmut Bank Connecticut, National Association). The Notes are payable in 16 quarterly installments of approximately $775,000 beginning July 1, 1997 and ending April 1, 2001. The Notes are also subject to prepayment within 50 days after the end of each fiscal year of the Company in an amount equal to the Company's "Excess Cash Flow". Excess Cash Flow is 50% of the Company's "Free Cash Flow" in excess of $1.4 million in 1995, $3.5 million in 1996, $3.4 million in 1997, $2.4 million in 1998, and $4.3 million in 1999. Free Cash Flow is the Company's net income before extraordinary items, plus depreciation expense, minus specified capital expenditures and principal payments made with respect to indebtedness for borrowed money (other than the quarterly payments with respect to the Notes and payments under the Fleet Facility). The amounts due within one year have been classified as long-term debt as the Company has both the intent and ability, through the Fleet Facility, to refinance these amounts on a long term basis. The Company must also prepay the Notes with the proceeds of specified asset and securities sales. If Excess Cash Flows (as defined in the Indenture) were not at least $2.25 million by March 31, 1997, the Company was required to pay the shortfall. In fiscal 1996, the Company made an Excess Cash Flow Payment for fiscal 1995 of $455,000. During fiscal 1996, the Company did not have Excess Cash Flow and, accordingly, made a payment of $1.8 million for the shortfall during fiscal 1997. During 1997, the Company did not have Excess Cash Flow and accordingly, is not required to make a payment.

    The Notes are secured by a $5,000,000 life insurance policy on the life of a certain director of the Company until the Notes are transferred to a third party. The Notes secured by the policy must be prepaid

                                  GANTOS, INC.

7. LONG TERM DEBT: (CONTINUED)
with any proceeds from the life insurance policy. The Indenture contains, among other things, covenants with respect to (i) additional indebtedness, (ii) capital expenditures, (iii) minimum net worth, (iv) earnings before interest, taxes, depreciation and amortization, (v) interest coverage ratios, and (vi) prohibitions on paying dividends.

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

                                  GANTOS, INC.

8. INCOME TAXES:

    The Company's (provision) benefit for income taxes is composed of the following:

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Federal
  Current.....................................................  $     615  $  --      $  --
  Deferred....................................................     --         --         --
                                                                ---------  ---------  ---------
                                                                      615     --         --
                                                                ---------  ---------  ---------
State
  Current.....................................................     --         --         --
  Deferred....................................................     --         --         --
                                                                ---------  ---------  ---------
                                                                   --         --         --
                                                                ---------  ---------  ---------
  (Provision) benefit for income taxes........................  $     615  $  --      $  --
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The effective tax rate varies from the statutory rate as follows:

Statutory rate...................................       35.0%      35.0%      35.0%
Effect of graduated tax rate.....................       (1.0)      (1.0)      (1.0)
Change in valuation allowance....................      (34.0)     (34.0)     (34.0)
Reversal of tax reserves.........................        5.3
                                                   ---------  ---------  ---------
                                                         5.3%    --%        --%
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

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

                                  GANTOS, INC.

8. INCOME TAXES: (CONTINUED)
    The components of the net deferred tax asset (liability) and the related valuation allowance are as follows:

                                                                      JANUARY 31,  FEBRUARY 1,
                                                                         1998         1997
                                                                      -----------  -----------
                                                                            (THOUSANDS)
NOL carryforward....................................................   $   9,580    $   5,780
Reserve for facility closings.......................................      --              150
Tax credit carryforward.............................................       3,520        3,520
Other accrued expenses..............................................       1,710        1,780
Property and equipment..............................................         960          740
Other...............................................................         160          280
                                                                      -----------  -----------
  Deferred tax assets...............................................      15,930       12,250
                                                                      -----------  -----------
Inventory...........................................................        (930)      (1,470)
Prepaid expenses....................................................        (680)        (630)
Property taxes......................................................        (530)        (530)
                                                                      -----------  -----------
  Deferred tax liabilities..........................................      (2,140)      (2,630)
                                                                      -----------  -----------
Subtotal............................................................      13,790        9,620
                                                                      -----------  -----------
Valuation allowance.................................................     (13,790)      (9,620)
                                                                      -----------  -----------
Net deferred tax assets (liabilities)...............................   $  --        $  --
                                                                      -----------  -----------
                                                                      -----------  -----------

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

    Pursuant to the POR, the Company rejected the lease for the distribution center and office building as of March 31, 1995. As settlement for the rejection, the Company paid the owner of the distribution center and office building, a director of the Company, $1.75 million in cash and $1.75 million in shares of new common stock. Also on the effective date, the owner of the distribution center and office building deeded in lieu of foreclosure, ownership of the property to the mortgage holder. The Company then entered into a

                                  GANTOS, INC.

9. LEASES: (CONTINUED)
10 month lease that was subsequently extended three times for 6 months each with the mortgage holder, the last of which expired July 31, 1997, with base annual rent of $1,030,000 (including real estate taxes).

    Beginning in May 1997, the Company relocated its corporate facilities into a new office/distribution center in Grand Rapids, Michigan and a new merchandising office in Stamford, Connecticut. Total annual rental expense on these facilities is approximately $760,000 (excluding real estate taxes).

    Estimated future minimum rental payments are as follows:

YEAR
--------------------------------------------------------------------------------     LEASES
                                                                                  ------------
                                                                                  (THOUSANDS)
1998............................................................................   $   16,295
1999............................................................................       15,053
2000............................................................................       13,171
2001............................................................................        9,306
2002............................................................................        6,083
Thereafter......................................................................        6,867
                                                                                  ------------
Total minimum lease payments....................................................   $   66,775
                                                                                  ------------
                                                                                  ------------

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

                                  GANTOS, INC.

10. STOCK OPTION PLANS: (CONTINUED)
    In addition, on June 18, 1992, the Company's shareholders approved the Gantos, Inc. Director Stock Option Plan (the "Director Plan") which provides for automatic granting of up to an aggregate of 100,000 shares of non-qualified options to certain directors of the Company who are not officers or employees of the Company. Options granted under the Director Plan become 100% exercisable on the grant date and expire ten years after the grant date, or, if earlier, three months after resignation, with certain exceptions.

    During 1997, options to purchase 6,000 shares were granted under the Director Plan at an exercise price equal to the market value of Company's common shares at the grant date. The number of shares available for grant under the Director Plan at January 31, 1998 was 46,000.

    A summary of activity for the three years ended January 31, 1998 is as follows:

                                                                NUMBER OF     NUMBER OF     TOTAL      RANGE OF
                                                              NON-QUALIFIED   RESTRICTED  NUMBER OF   PRICES PER
                                                                 SHARES        SHARES      SHARES        SHARE
                                                              -------------   ---------   ---------   -----------
                                                                              (THOUSANDS, EXCEPT
                                                                                PER SHARE DATA)
Outstanding January 28, 1995................................        150         --            150     $8.00-53.50
Granted.....................................................        634          200          834     $ 3.25-4.16
Exercised...................................................     --             --          --            --
Canceled....................................................       (225)         (23)        (248)    $4.16-53.50
                                                                  -----          ---      ---------   -----------
Outstanding February 3, 1996................................        559          177          736     $ 3.25-4.16
Granted.....................................................        612         --            612     $ 3.00-4.69
Exercised...................................................         (2)         (59)         (61)    $      4.16
Canceled....................................................       (113)         (34)        (147)    $      4.16
                                                                  -----          ---      ---------   -----------
Outstanding February 1, 1997................................      1,056           84        1,140     $ 3.25-4.69
Granted.....................................................        263         --            263     $ 2.00-2.28
Exercised...................................................     --              (42)         (42)    $      4.16
Canceled....................................................       (282)         (14)        (296)    $ 2.00-4.16
                                                                  -----          ---      ---------   -----------
Outstanding January 31, 1998................................      1,037           28        1,065     $ 2.00-4.69
                                                                  -----          ---      ---------   -----------
Exercisable.................................................        393         --            393     $ 3.25-4.69
                                                                  -----          ---      ---------   -----------
                                                                  -----          ---      ---------   -----------

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

                                                           1997       1996       1995
                                                         ---------  ---------  ---------
Risk free interest rate................................          7%         7%         7%
Dividend Yield.........................................          0%         0%         0%
Volatility.............................................      110.9%      83.9%      83.9%
Average expected term..................................    5 Years    5 Years    5 Years

                                  GANTOS, INC.

10. STOCK OPTION PLANS: (CONTINUED)
    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma results, including the impact of employee stock options after January 28, 1995, are estimated to be:

                                                                    1997       1996       1995
                                                                 ----------  ---------  ---------
                                                                   (THOUSANDS, EXCEPT PER SHARE
                                                                              DATA)
Compensation expense recognized for stock options..............  $      440  $     660  $     546
Net income (loss)..............................................  $   11,401  $   1,277  $   3,173
Net income (loss) per share (basic and diluted)................  $    (1.51) $    0.17  $    0.47

    Employee stock options outstanding and exercisable under these plans as of January 31, 1998, were:

                                                      OUTSTANDING
                                 -----------------------------------------------------           EXERCISABLE
                                                                   WEIGHTED AVERAGE     ------------------------------
                                              WEIGHTED AVERAGE   REMAINING CONTRACTUAL               WEIGHTED AVERAGE
RANGE OF PRICES                    SHARES      EXERCISE PRICE            LIFE             SHARES      EXERCISE PRICE
-------------------------------  -----------  -----------------  ---------------------  -----------  -----------------
                                                          (THOUSANDS, EXCEPT PER SHARE DATA)
$2.00-2.99.....................         200       $    2.17                  9.3                 7       $    2.39
$3.00-3.99.....................         176       $    3.43                  8.4                48       $    3.37
$4.00-4.49.....................         311       $    4.16                  7.2               221       $    4.16
$4.50-4.69.....................         350       $    4.69                  8.8               117       $    4.69
                                                                              --
                                      -----           -----                                    ---           -----
                                      1,037                                                    393
                                      -----                                                    ---
                                      -----                                                    ---

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

                                  GANTOS, INC.

11. EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)
QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

FISCAL QUARTER                                                  FIRST     SECOND      THIRD     FOURTH
------------------------------------------------------------  ---------  ---------  ---------  ---------
                                                                  (THOUSANDS, EXCEPT PER SHARE DATA)
1997
  Net Sales.................................................  $  45,564  $  35,816  $  35,478  $  45,108
  Gross Income..............................................     10,348      4,165      5,451      4,765
  Net Income (Loss).........................................      1,455     (4,714)    (3,388)    (4,314)
  Net Income (Loss) per share (basic and diluted)...........       0.19      (0.62)     (0.45)     (0.57)

1996
  Net Sales.................................................  $  50,365  $  41,809  $  41,716  $  50,476
  Gross Income..............................................     11,753      6,751      8,214     10,626
  Net Income (Loss).........................................      2,548     (1,592)      (275)     1,256
  Net Income (Loss) per share (basic and diluted)...........       0.34      (0.21)     (0.04)      0.17

    In the fourth quarter of 1996, the Company recorded a charge of $.4 million for severance in connection with the decision to relocate the corporate office to Stamford, Connecticut.

12. RESTATEMENT

    The Company revised the accounting for restructuring costs primarily associated with the relocation of the corporate office and distribution center for the years ended 1995, 1996, and 1997. The Company had previously accrued such costs in 1994 as part of an overall restructuring plan shortly after filing for bankruptcy. The Company has revised the accounting to reflect such costs as incurred. As a result, additional severance costs of $.4 million is reflected in the fourth quarter of 1996 and additional relocation costs of $.5 million were charged to operations as incurred during the second quarter of 1997. The effect of this restatement is as follows:

                                                                1995       1996        1997
                                                              ---------  ---------  ----------
AS PREVIOUSLY REPORTED
  Net income (loss).........................................      3,719      2,337      (9,794)
  Net income (loss) per share...............................       0.55       0.31       (1.30)
  Shareholders equity.......................................     28,763     31,295      21,680

AS RESTATED
  Net income (loss).........................................      3,719      1,937     (10,961)
  Net income (loss) per share...............................       0.55       0.26       (1.45)
  Shareholders equity.......................................     30,330     32,462      21,680

                                  GANTOS, INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                  (THOUSANDS)

                                                                            ADDITIONS
                                                                     ------------------------
                                                      BALANCE AT     CHARGED TO   CHARGED TO
                                                     BEGINNING OF     COSTS AND      OTHER                   BALANCE AT
DESCRIPTION                                             PERIOD        EXPENSES     ACCOUNTS    DEDUCTIONS   END OF PERIOD
--------------------------------------------------  ---------------  -----------  -----------  -----------  -------------
Allowance for doubtful accounts:
  1997............................................     $     636      $   1,320    $  --        $   1,365     $     591
  1996............................................     $     572      $   1,226    $  --        $   1,162     $     636
  1995............................................     $     600      $     884    $  --        $     912     $     572

                                 EXHIBIT INDEX

    Each Management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the following list with an asterisk before the exhibit number.

 DOCUMENT
  NUMBER                                              DESCRIPTION
-----------   -------------------------------------------------------------------------------------------
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

      4.3     Supplemental Indenture No. 1, dated as of December 15, 1997, to Indenture dated as of April
              1, 1995, between Gantos, Inc. and State Street Bank and Trust Company (successor to Fleet
              Bank N.A., which was the successor to Shawmut Bank Connecticut, National Association), and
              Agreement, dated as of December 15, 1997, between Elliott Associates, L.P. and Gantos,
              Inc.; incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K
              for the year ended January 31, 1998.

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

     10.3     Lease Modification Agreement between Gantos, Inc. and Soundview Plaza Associates, dated as of February 10, 1997, incorporated by reference to Exhibit 10.7 to the Company's Annual
              Report on Form 10-K for the year ended February 1, 1997.

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

 DOCUMENT
  NUMBER                                              DESCRIPTION
-----------   -------------------------------------------------------------------------------------------
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

     10.14    Forms of note, Security Agreement, Security Agreement and Mortgage--Patents and Trade-
              marks, and Assignment of Life Insurance Policy as Collateral Security, all in connection with the revolving Credit Agreement, dated as of March 10, 1995, among Gantos, Inc.,
              NatWest bank, N.A., LaSalle National Bank and NatWest Bank, N.A., as agent, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.

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

     10.17    Amendment No. 3 to Credit Agreement, and related side letter, both dated October 8, 1997, between Gantos, Inc. and Fleet Bank, N.A. (formerly known as Natwest Bank N.A.), incorpo-
              rated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended November 1, 1997.

     10.18    Amendment No. 4 to Credit Agreement, dated as of February 1, 1998, between Gantos, Inc. and
              Fleet Bank, N.A. (formerly known as Natwest Bank N.A.); incorporated by reference to
              Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended January 31,
              1998.

 DOCUMENT
  NUMBER                                              DESCRIPTION
-----------   -------------------------------------------------------------------------------------------
     10.19    Amendment No. 5 to Credit Agreement, dated as of February 27, 1998, between Gantos, Inc.
              and Fleet Bank, N.A. (formerly known as Natwest Bank N.A.); incorporated by reference to
              Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended January 31,
              1998.

     10.20    Amendment No. 6 to Credit Agreement, dated as of March 30, 1998, between Gantos, Inc. and
              Fleet Bank, N.A. (formerly known as Natwest Bank N.A.); incorporated by reference to
              Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended January 31,
              1998.

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

    *10.26    Letter of Employment, dated September 3, 1996, between Gantos, Inc. and Ms. Vicki Bou-
              dreaux, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
              10-Q for the quarter ended November 2, 1996.

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

     10.31    Letter Agreement, dated as of February 13, 1998, between Gantos, Inc. and PaineWebber
              Incorporated; incorporated by reference to Exhibit 10.31 to the Company's Annual Report on
              Form 10-K for the year ended January 31, 1998.

     23.1     Consent of independent accountants.

     27.1     Financial Data Schedule; incorporated by reference to Exhibit 27.1 to the Company's Annual
              Report on Form 10-K for the year ended January 31, 1998.