Form 10-Q/A
period 1998-08-01
GANTOS INC
filed 1998-11-17
CIK 791182

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q/A

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

                        GANTOS, INC.

                STATEMENTS OF INCOME (LOSS)
  (Amounts in thousands, except per share and store data)


                                    13 Weeks Ended      26 Weeks Ended
                                   -----------------  -------------------
                                   Aug. 1,   Aug. 2,   Aug. 1,   Aug. 2,
                                   -----------------  -------------------
                                    1998      1997       1998      1997
                                   --------  --------  --------- ---------
Net sales                          $31,758   $35,816    $70,822   $81,380

Cost of sales (including buying,
   distribution and occupancy      (28,396)  (31,651)   (59,289)  (66,867)
   costs)
                                   --------  --------  --------- ---------

Gross income                         3,362     4,165     11,533    14,513

Selling, general and
administrative expense              (8,517)   (9,660)   (17,637)  (19,249)


Credit for facilities closings           -         -          -         -
and other

Finance charge and other revenue     1,061     1,218      2,132     2,429
                                   --------  --------  --------- ---------

Operating loss                      (4,094)   (4,277)    (3,972)   (2,307)

Interest expense                      (858)     (437)    (1,725)     (952)
                                   --------  --------  --------- ---------

Loss before income taxes            (4,952)   (4,714)    (5,697)   (3,259)

Income taxes                             -         -          -         -
                                   --------  --------  --------- ---------

Net loss                            (4,952)   (4,714)    (5,697)   (3,259)
                                   ========  ========  ========= =========

Net loss per share (basic and        (0.65)    (0.62)     (0.75)    (0.43)
diluted)
                                   ========  ========  ========= =========


Outstanding shares               7,658,147 7,547,293  7,658,147 7,547,293
                                   ========= ========= ========= =========

Weighted average
   shares outstanding (basic     7,628,528 7,540,655  7,610,344 7,546,380
   and diluted)
                                   ========  ========  ========= =========

Stores open at end of period           115       115        115       115
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

                     GANTOS, INC.
               STATEMENTS OF CASH FLOWS
                      (Thousands)


                                                 26 Weeks Ended
                                               -------------------
                                               Aug. 1,   Aug. 2,
                                                 1998      1997

                                               --------- ---------
Cash flows from operating activities:

   Net loss                                    $(5,697)  $(3,259)
                                               --------- ---------
   Adjustments to reconcile net loss
   to net cash used by
   operating activities:

         Credit for facilities closings and                     -
         other

         Cash used for facilities closings                   (400)
         Depreciation and amortization            2,251     2,558
         Restricted stock compensation               30        55
         expense
         Other                                                 79

         Changes in assets and liabilities:

            Accounts receivable                   2,404     3,322
            Merchandise inventories              (4,100)     (103)
            Prepaid expenses and other             (157)       71
            Accounts payable                      2,333    (1,011)
            Accrued expenses and other             (518)   (1,627)
                                               --------- ---------
               Total adjustments                  2,243     2,944

   Net cash used by operating activities         (3,454)     (315)
                                               --------- ---------

Cash flows from investing activities:

   Capital expenditures                            (696)   (2,356)
                                               --------- ---------
Net cash used by investing activities              (696)   (2,356)
                                               --------- ---------

Cash flows from financing activities:
   Principal payments under capital lease

      obligations and other long-term debt         (803)   (2,570)
  Borrowings under long-term credit facility     82,394   105,199
  Payments under long-term credit facility      (77,650) (103,206)
  Issuance of Common Shares                          14        40
  Other                                            (325)      (79)
                                               --------- ---------
Net cash provided (used) by financing             3,630      (616)
activities
                                               --------- ---------

Net decrease in cash
   and cash equivalents                            (520)   (3,287)
Cash and cash equivalents at beginning of         1,295     4,346
period
                                               ========= =========
Cash and cash equivalents at end of period     $    775  $  1,059
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


                                As a percent of      As a percent of
                                net sales for        net sales for
                                the thirteen         the twenty-six
                                weeks ended          weeks ended
                              --------------------  -------------------
                               Aug. 1,    Aug. 2,   Aug. 1,   Aug. 2,
                                 1998      1997      1998      1997
                               ---------  --------  --------- ---------
Net sales                        100.0%    100.0%     100.0%    100.0%


Cost of sales (including
buying, distribution and
occupancy costs)                 (89.4)    (88.4)     (83.7)    (82.2)
                               ---------  --------  --------- ---------

Gross income                      10.6      11.6       16.3      17.8

Selling, general and
   administrative expense        (26.8)    (27.0)     (24.9)    (23.6)

Credit for facilities                -         -          -         -
closings and other

Finance charge and other           3.3       3.4        3.0       3.0
revenue

                               ---------  --------  --------- ---------

Operating loss                   (12.9)    (12.0)      (5.6)     (2.8)

Interest expense                  (2.7)     (1.2)      (2.4)     (1.2)
                               ---------  --------  --------- ---------

Loss before income taxes         (15.6)    (13.2)      (8.0)     (4.0)

Income taxes                          -        -          -         -
                               ---------  --------  --------- ---------

Net loss                        (15.6)%    (13.2)%     (8.0)%    (4.0)%
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

Selling, general and administrative (SG&A) expense for the thirteen weeks ended August 1, 1998 decreased approximately $1,143,000, compared to the same period in the prior fiscal year. The decrease in SG&A is partly due to prior period one-time moving costs associated with the Company's merchandising operations to Stamford, Connecticut. In addition, the decrease in SG&A is due to lower payroll and the related taxes primarily at the store locations due to the decreased sales volume, and a decrease in depreciation due to the age of the assets. These decreases were partially offset by increases in rent and maintenance and dues as a result of increases passed on from the landlords and an increase in net advertising expense due to increased private label merchandise and decreased vendor participation. As a percent of net sales, SG&A expense decreased from 27.0% to 26.8% for the thirteen weeks ended August 1, 1998 primarily as a result of reductions described above, partially offset by lower sales.

Selling, general and administrative (SG&A) expense for the twenty-six weeks ended August 1, 1998 decreased approximately $1,612,000, compared to the same period in the prior fiscal year. The decrease in SG&A is primarily due to lower payroll and the related taxes primarily at the store locations due to the decreased sales volume, a decrease in depreciation due to the age of the assets and the relocation costs included in the prior year. These decreases were partially offset by increases in rent and maintenance and dues as a result of increases passed on from the landlords and an increase in net advertising expense due to increased private label merchandise and decreased vendor participation. As a percent of net sales, SG&A expense increased from 23.6% to 24.9% for the twenty-six weeks ended August 1, 1998 primarily as a result of lower sales, partially offset by the reductions decribed above.

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

These factors resulted in a net loss of approximately $5.0 million, or $0.65 per share, for the thirteen weeks ended August 1, 1998, compared to a net loss of approximately $4.7 million, or $0.62 per share, in the same period of the prior year. For the twenty-six weeks ended August 1, 1998, the Company reported a net loss of approximately $5.7 million, or $0.75 per share, compared to net loss of approximately $3.3 million, or $0.43 per share, in the same period of the prior year.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

               4.1 Supplemental Indenture No. 2, dated as of June 30, 1998, to Indenture dated as of April 1, 1995, between Gantos, Inc. and State Street Bank and Trust Company (successor to Fleet Bank N.A., which was the successor to Shawmut Bank Connecticut, National Association), and forms of Agreement, dated as of June 30, 1998 between Gantos, Inc. and various holders of notes issued under the Indenture, incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

               4.2 Form of Common Stock Purchase Warrant, dated as of July 1, 1998, issued to consenting note holders, incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

               10.1 Amendment No. 9 to Credit Agreement, dated as of July 8,
                    1998, between Gantos, Inc. and Fleet Bank, N.A.(formerly known as NatWest Bank N.A.), incorporated by reference to
                    Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

               10.2 Letter Agreement dated as of July 8, between Gantos, Inc.
                    and Enhanced Retail Funding, LLC, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

               10.3 1998 Gantos, Inc. Executive Bonus Plan, adopted May 19,
                    1998, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

               27.1 Financial Data Schedule, incorporated by reference to
                    Exhibit 27.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

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

Date:  November 17, 1998

                                                GANTOS, INC.

                                           ------------------------
                                                (Registrant)




                                        By:/s/ ARLENE H. STERN
                                           -------------------------
                                               ARLENE H. STERN

                                              Its: PRESIDENT AND
                                           CHIEF EXECUTIVE OFFICER
                                               (DULY AUTHORIZED
                                            OFFICER AND PRINCIPAL
                                              FINANCIAL OFFICER)

                               EXHIBIT INDEX


DOCUMENT NUMBER AND DESCRIPTION

4.1 Supplemental Indenture No. 2, dated as of June 30, 1998, to Indenture dated as of April 1, 1995, between Gantos, Inc. and State Street Bank and Trust Company (successor to Fleet Bank N.A., which was the successor to Shawmut Bank Connecticut, National Association), and forms of Agreement, dated as of June 30,1998 between Gantos, Inc. and various holders of notes issued under the Indenture, incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

4.2 Form of Common Stock Purchase Warrant, dated as of July 1, 1998, issued to consenting note holders, incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

10.1 Amendment No. 9 to Credit Agreement, dated as of July 8, 1998, between Gantos, Inc. and Fleet Bank, N.A Financial Data Schedule, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

10.2 Letter Agreement dated as of July 8, 1998 between Gantos, Inc. and
     Enhanced Retail Funding, LLC, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

10.3 1998 Gantos, Inc. Executive Bonus Plan, adopted May 19, 1998, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

27.1 Financial Data Schedule, incorporated by reference to Exhibit 27.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.