Form 10-Q
period 1998-10-31
GANTOS INC
filed 1998-12-16
CIK 791182

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                               FORM 10-Q


(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to
                              ---------------------    ---------------------

Commission file number     0-14577
                       ---------------

                                  Gantos, Inc.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Michigan                               38-1414122
            -------------------------------              ---------------------
            (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)                Identification No.)



   1266 E. Main Street, Fifth Floor, Stamford, Connecticut      06902
   ------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:       (203) 358-0294
                                                    ----------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---     ---

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    Yes X     No
                                       ---      ---

Number of common shares outstanding at December 10, 1998:  7,670,027

                                  GANTOS, INC.


                                                                        Page
                                                                       Number
                                                                       ------

PART I.   FINANCIAL INFORMATION
          CONDENSED FINANCIAL STATEMENTS

          Statements of Operations                                       3

          Balance Sheets                                                 4

          Statements of Cash Flows                                       5

          Notes to Financial Statements                                  6-7

          Management's Discussion and Analysis of
          Results of Operations and Financial Condition                  8-11

          Quantitative and Qualitative Disclosures
          about Market Risk                                              11

PART II.  OTHER INFORMATION

          Changes in Securities and Use of Proceeds                      12

          Exhibits and Reports on Form 8-K                               12-13

          Signatures                                                     14


                               GANTOS, INC.

                         STATEMENT OF OPERATIONS
           (Amounts in thousands, except per share and store data)
                               (unaudited)

                                      13 WEEKS ENDED                            39 WEEKS ENDED
                              --------------------------------            ---------------------------
                               OCT. 31,              NOV. 1,               OCT. 31,          NOV. 1.
                                1998                   1997                  1998             1997
                              -----------           -----------           -----------      -----------
Net sales                        $35,446               $35,478              $106,267        $116,858

Cost of sales (including
  buying,   distribution and
  occupancy costs)              ($29,215)             ($30,027)             ($88,503)       ($96,895)

                              ------------------------------------------------------------------------
  Gross income                     $6,231                $5,451              $17,764         $19,963

Selling, general and
  administrative expenses         ($8,672)              ($9,432)            ($26,310)       ($28,680)

Merger termination expense          ($784)                    -                ($784)             -

Finance charge and other
  revenue                            $996                $1,164               $3,128         $3,593
                              ------------------------------------------------------------------------

  Operating loss                  ($2,229)              ($2,817)             ($6,202)       ($5,124)

Interest expense                  ($1,788)                ($571)             ($3,512)       ($1,523)

                              ------------------------------------------------------------------------

Loss before income taxes          ($4,017)              ($3,388)             ($9,714)        ($6,647)

Income taxes                            -                     -                    -               -

                              ------------------------------------------------------------------------

  Net loss                        ($4,017)              ($3,388)              ($9,714)        ($6,647)

                              ------------------------------------------------------------------------
                              ------------------------------------------------------------------------

Per share amounts:                  ($0.52)              ($0.45)               ($1.27)         ($0.88)
   Net loss per share
   (basic and diluted)
                              ------------------------------------------------------------------------
                              ------------------------------------------------------------------------

Weighted average shares          7,662,218            7,550,074             7,627,635       7,545,703
    outstanding
    (basic and diluted)

Stores open at end of period           115                  116                   115             116


   See accompanying notes to condensed financial statements.

                              GANTOS, INC.

                             BALANCE SHEETS
                (Amounts in thousands, except share data)



                                                               OCT. 31,          JAN. 31,           NOV. 1,
                                                                1998               1998               1997
                                                              (unaudited)                         (unaudited)
                                                               --------         -----------         --------
ASSETS
------                                                         ----------------------------------------------
Current assets:
  Cash and cash equivalents                                    $  1,175           $  1,295           $  1,127
  Accounts receivable, less                                      16,829             18,607             18,679
     Allowance for doubtful accounts of
     $517, $591 and $625 at October 31,1998,
     January 31,1998 and November 1,1997,respectively
  Merchandise inventory                                          38,026             22,540             38,264
  Prepaid expenses and other                                     12,181              8,205              3,092
                                                               ----------------------------------------------

    Total current assets                                         68,211             50,647             61,162
                                                               ----------------------------------------------

Property and equipment, at cost:

   Leasehold improvements                                        31,119             30,506             29,026
   Furniture and fixtures                                        31,752             32,034             29,422
   Other                                                            716                122              2,676
                                                               ----------------------------------------------

   Total property and equipment                                  63,587             62,662             61,124
   Less - Accumulated depreciation
    and amortization                                            (51,233)           (48,115)           (47,211)
                                                               ----------------------------------------------

  Net property and equipment                                     12,354             14,547             13,913
                                                               ----------------------------------------------

Total assets                                                   $ 80,565             65,194           $ 75,075
                                                               ----------------------------------------------
                                                               ----------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               20,859              7,644             16,051
  Accrued expenses and other                                      7,188              8,472              8,327
                                                               ----------------------------------------------

    Total current liabilities                                    28,047             16,116             24,378

Long-term debt                                                   40,365             27,398             24,769

Shareholders' equity:
   Preferred stock, $.01 par value, 2,000,000
      shares authorized; none issued
   Common stock, $.01 par value, 20,000,000
      shares authorized; approximately
      7,670,027 issued and outstanding at
      October 31, 1998, 7,583,000 issued and
      outstanding at January 31, 1998 and 7,547,000
      issued and outstanding at November 1, 1997                     77                 76                 76
   Additional paid-in capital                                    41,162             40,977             40,910
   Accumulated deficit                                          (29,086)           (19,373)           (15,059)
                                                               ----------------------------------------------

      Total shareholders' equity                                 12,153             21,680             25,928
Commitments                                                           -                  -                  -
                                                               ----------------------------------------------
Total liabilities and shareholders' equity                       80,565             65,194             75,075
                                                               ----------------------------------------------
                                                               ----------------------------------------------


          See accompanying notes to condensed financial statements.

                               GANTOS, INC.

                          STATEMENTS OF CASH FLOWS
                                (Thousands)
                                (unaudited)

                                                                   39 Weeks Ended
                                                             ---------------------------
                                                             Oct. 31,          Nov. 1,
                                                               1998              1997
                                                             --------          --------
Cash flows from operating activities:
  Net loss                                                    (9,714)             (6,647)
  Adjustments to reconcile net loss to
    net cash used by operating activities:                         -
      Cash used for facilities closings                                             (399)
      Depreciation and amortization                            3,116               3,656
      Restricted stock compensation expense                                           73
      Other                                                       40
      Changes in assets and liabilities:
        Accounts receivable                                    1,778               3,293
        Merchandise inventories                              (15,486)            (15,891)
        Prepaid expenses and other                            (3,976)                 79
        Accounts payable                                      13,215               5,303
        Accrued expenses and other                            (1,284)             (2,040)
                                                             -------              -------
          Total adjustments                                   (2,597)             (5,926)

Net cash used by operating activities                        (12,311)            (12,573)
                                                             -------              -------
Cash flows from investing activities:
  Capital expenditures                                          (924)             (3,430)
                                                             -------              -------
Net cash flows used by investing activities                     (924)             (3,430)
                                                             -------              -------
Cash flows from financing activities:
  Principal payments under capital lease
    obligations and other long-term debt                      (1,578)             (3,344)
  Issuance of common shares                                      175                  59
  Borrowings under revolving credit notes payable            126,633             156,301
  Repayments under revolving credit notes payable           (112,088)           (140,129)
  Other                                                          (27)               (103)
                                                             -------              -------
Net cash used by financing activities                         13,115              12,784
                                                             -------              -------
Net decrease in cash and cash equivalents                       (120)             (3,219)
Cash and cash equivalents at beginning of period               1,295               4,345

                                                             -------              -------
Cash and cash equivalents at end of period                     1,175               1,126

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
  Interest (net of amount capitalized)                     $   2,480           $   1,367


      See accompanying notes to condensed financial statements.

                             GANTOS, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS

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

     The accompanying interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented and necessary to present fairly the financial position as of October 31, 1998, January 31, 1998 and November 1, 1997, the results of operations for the thirteen and thirty-nine weeks ended October 31, 1998 and November 1, 1997, and cash flows for the thirty-nine weeks ended October 31, 1998 and November 1, 1997. All adjustments are of a normal and recurring nature.

     The results of operations for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business.

2. Inventories are stated at the lower of cost or market. A physical inventory to determine actual cost of merchandise sold is taken at least two times per year.

3. Basic income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented.

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

4. On November 20, 1998, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation and Paragon Capital LLC (the "Foothill/Paragon Facility"), replacing its Revolving Credit Agreement with Fleet Bank N.A. The Foothill/Paragon Facility expires November 20, 2001, and it provides the Company with revolving credit loans and letters of credit up to $40 million, subject to a borrowing base formula and lender reserves (as defined in the agreement). Undrawn and unreimbursed letters of credit under the facility may not exceed $5,000,000 in face amount. Loans under the Foothill/Paragon Facility generally bear interest at Norwest Bank Minnesota's base rate plus 1.5%, except for special advances based on a higher inventory advance rate and special advances available in December 1998 and January 1999 based on bank card receivables, which bear interest at the base rate plus 4.0%. The interest is payable in arrears on the first day of each month. As of December 8, 1998, the Norwest Bank Minnesota base rate was 7.75%.

     The Foothill/Paragon Facility carries annual commitment fees, payable monthly, of 0.5% of the difference between $40 million and the average amount outstanding under the facility (including the face amount of letters of credit) and 1.5% of the face amount of outstanding letters of credit. The Company also paid a $400,000 origination fee to Foothill/Paragon and a $200,000 termination fee to Fleet Bank at closing and must pay annual fees to Foothill/Paragon of $200,000 and $100,000 on November 20, 1999 and November 20, 2000, respectively. The Company must also pay servicing fees of $6,000 a month, which increase to $12,000 a month if the Company requests any special advances. The Foothill/Paragon Facility also provides for a $1,200,000, $800,000 or $400,000 termination fee if the credit facility is terminated before November 20, 1999, November 20, 2000 or November 20, 2001, respectively.

     The Foothill/Paragon Facility is secured by substantially all of the Company's assets. The Foothill/Paragon Facility contains, among other things, covenants with respect to (i) additional indebtedness, (ii) prohibitions on making distributions (including dividends), (iii) investments, (iv) minimum earnings before interest, taxes, depreciation and amortization, and (v) maximum capital expenditures.

     As of December 8, 1998, the Company had $34.3 million in borrowings and $1.5 million in letters of credit outstanding under the Foothill/Paragon Facility, and approximately $4.2 million was available for borrowing under the Foothill/Paragon Facility.

     In addition, the Indenture, dated as of April 1, 1995, pursuant to which the Company's 12.75% notes were issued (the "Indenture"), was amended effective as of June 30, 1998 to cure potential defaults under the Indenture. Previous covenants concerning capital expenditures, earnings before interest, taxes, depreciation and amortization, and interest coverage ratios were deleted from the Indenture. The remaining net worth covenant requires the Company to maintain a minimum net worth of $4.5 million at the end of each quarter through the third quarter of fiscal 2000 and $6.0 million at the end of each subsequent quarter. As of October 31, 1998, the Company's net worth was approximately $12.2 million. As of December 8, 1998, approximately $6.2 million in principal amount of notes were outstanding under the Indenture. Holders of approximately 96% of the notes underlying the Indenture agreed to defer payment of their regularly scheduled July 1,1998 payment of principal, totaling approximately $745,000, until May 1, 1999 and 50% of their regularly scheduled January 1, 1999 payment of principal, totaling approximately $372,500, until February 15, 1999. In exchange for such deferral, the Company issued such holders five-year warrants to purchase 150,000 of the Company's Common Shares at an exercise price of $0.75 per share and 225,000 of the Company's Common Shares at an exercise price of $0.01 per share. In addition, the Company has filed a registration statement on Form S-3 to register the resale of the Common Shares issuable upon exercise of those warrants. If the Company's trade credit or sales are lower than expected, or if the Company's borrowing requirements or liquidity needs are higher than expected, the Company could have insufficient liquidity to continue its current operations, its business, operations, liquidity, financial condition and results of operations could be materially adversely affected, and the Company could be required to substantially reduce or discontinue its operations. In addition, there can be no assurance that the Company will be able to meet the financial covenants under its borrowing arrangements for the next 12 months unless sales and trade credit substantially improve.


5. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the thirty-nine weeks ended October 31, 1998, the Company incurred a loss of $9.7 million and has experienced a tightening of trade credit. See also Note 4. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of the Foothill/Paragon Facility and the Indenture, support from trade creditors, changes in comparable store sales, and future profitable operations.


6. During the thirteen weeks ended October 31, 1998, the Company recorded a Merger Termination Expense of approximately $784,000. During the third quarter the Board of Directors authorized the Company to terminate its proposed merger with HOM Holding, Inc. and Hit or Miss, Inc., pursuant to the Agreement and Plan of Merger between them. As a result of the termination, the Company expensed the accrued costs of the proposed merger, including financial advisor and professional fees.


7. On November 17, 1998 the Company Filed an amended 10K/A for the year-ended January 31, 1998 and a 10Q/A for the period ended July 31, 1998. The Statement of Operations, Cash Flow and Balance Sheet reflect these restatements.

                             GANTOS, INC.

                      MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998, COMPARED TO THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997.

The following table indicates the percentage relationships to net sales of various revenue and expense items for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997.

                                               AS A PERCENT OF NET                 AS A PERCENT OF NET
                                              SALES FOR THE THIRTEEN               SALES FOR THE THIRTY-
                                                    WEEKS ENDED                       NINE WEEKS ENDED
                                             ---------------------------         ---------------------------
                                             OCT. 31,           NOV. 1,          OCT. 31,          NOV. 1,
                                              1998               1997              1998              1997
                                             ---------         ---------         ---------        ---------
Net sales                                      100.0%           100.0%           100.0%           100.0%

Cost of sales (including buying,
  distribution and occupancy costs)            (82.4)%          (84.6)%          (83.3)%          (82.9)%

  Gross income                                  17.6%            15.4%            16.7%            17.1%

Selling, general and administrative            (24.5)%          (26.6)%          (24.8)%          (24.5)%
  expense

Merger termination expense                      (2.2)%            0.0%            (0.7)%            0.0%

Finance charge and other revenue                 2.8%             3.3)%            2.9%             3.1%

  Operating loss                                (6.3)%           (7.9)%           (5.8)%           (4.4)%

Interest expense                                (5.0)%           (1.6)%           (3.3)%           (1.3)%

Loss before income taxes                       (11.3)%           (9.5)%           (9.1)%           (5.7)%


Net sales for stores and comparative stores for the thirteen weeks ended October 31, 1998 were approximately $35.4 million, substantially the the same as net sales of approximately $35.5 million in the same period of the prior fiscal year. The Company opened a new store in April 1997 and another in October 1997. One store was closed in January 1998.


Net sales for the thirty-nine weeks ended October 31, 1998 were approximately $106.3 million, a decrease of approximately 10.6 million, or 9.1% compared to net sales of approximately $116.9 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 9.4%. The 9.4% decrease in comparable store sales is comprised of a 7.3% decrease in unit sales(partially due to difficulties in obtaining merchandise from vendors resulting from the Company's current financial condition and the related tightening of trade credit) and a 2.2% decrease in average sales dollars per unit, partially offset by a 0.2% increase due to a change in merchandise mix.

Cost of sales decreased $0.8 million in the thirteen weeks ended October 31, 1998 compared to the prior fiscal year. Cost of sales, as a percent of net sales, decreased to 82.4% in the thirteen weeks ended October 31, 1998, compared to 84.6% in the same period in the prior fiscal year. Cost of sales decreased $8.4 million in the thirty-nine weeks ended October 31, 1998 compared to the prior fiscal year. Cost of sales, as a percent of net sales, increased to 83.3% in the thirty-nine weeks ended October 31, 1998, compared to 82.9% in the same period in the prior fiscal year. The increase in cost of sales, as a percent of net sales, for the thirty-nine weeks ended October 31, 1998 is primarily the result of decreased sales volume with consistent buying, distribution and occupancy costs and lower vendor allowances, partially offset by lower net markdowns for the period compared to a year ago. The decrease in cost of sales as a percent of net sales, for the thirteen weeks ended October 31, 1998 is primarily the result of lower net markdowns, partially offset by lower vendor allowances for the period compared to a year ago.

Selling, general and administrative (SG&A) expense for the thirteen weeks ended October 31, 1998 decreased approximately $760,000 compared to the same period in the prior fiscal year. The decrease in SG&A is partly due to a decrease in depreciation due to the age of the assets. These decreases were partially offset by increases in rent and maintenance and dues as a result of increases passed on from the landlords and an increase in net advertising expense due to increased private label merchandise and decreased vendor participation. As a percent of net sales, SG&A expense decreased from 26.6% to 24.5% for the thirteen weeks ended October 31, 1998 primarily as a result of the reductions described above.

Selling, general and administrative (SG&A) expense for the thirty-nine weeks ended October 31, 1998 decreased approximately $2,371,000 compared to the same period in the prior fiscal year. The decrease in SG&A is partly due to prior period one-time moving costs associated with the Company's merchandising operations to Stamford, Connecticut. The decrease in SG&A is also due to lower payroll and the related taxes primarily at the store locations due to the decreased sales volume, a decrease in depreciation due to the age of the assets and the relocation costs included in the prior year. These decreases were partially offset by increases in rent and maintenance and dues as a result of increases passed on from the landlords and an increase in net advertising expense due to increased private label merchandise and decreased vendor participation. As a percent of net sales, SG&A expense increased from 24.5% to 24.8% for the thirty-nine weeks ended October 31, 1998 primarily as a result of lower sales, partially offset by the reductions described above.

Finance charge and other revenue decreased approximately $168,000 to 2.8% of net sales and approximately $465,000 to 2.9% of net sales for the thirteen and thirty-nine weeks ended October 31, 1998, respectively, compared to the same periods in the prior fiscal year. The decreases in both the thirteen and thirty-nine weeks ended October 31, 1998 were partially due to new legal limits on late fees, and a decrease in finance charge income during the first three quarters of 1998 due to a lower average outstanding balance of Gantos credit card receivables compared to the same period in the prior fiscal year. The decrease in the receivable balances is primarily the result of lower sales for the thirty-nine weeks. Finance charge income is expected to remain lower than last year due to sales volume.

During the thirteen weeks ended October 31, 1998, the Company recorded a Merger Termination Expense of approximately $784,000. During the third quarter the Board of Directors authorized the Company to terminate its proposed merger with HOM Holding, Inc. and Hit or Miss, Inc., pursuant to the Agreement and Plan of Merger between them. As a result of the termination, the Company expensed the accrued costs of the proposed merger, including financial advisor and professional fees.

Interest expense for the thirteen and thirty-nine weeks ended October 31, 1998 increased approximately $1,217,000 and $1,989,000, respectively, compared to the same periods in the prior fiscal year. The increase for both periods is due to higher debt levels under the Fleet Facility and fees associated with the extension of the credit agreement and its replacement with the Foothill/Paragon Facility, partially offset by reduced interest expense on the Indenture Notes as a result of scheduled principal payments. The increase in amounts outstanding under the Fleet Facility is due to operating losses and continued difficulties with trade credit.

The Company continues to recognize valuation allowances for net operating loss carry forward.

These factors resulted in a net loss of approximately $4.0 million, or $0.52 per share, for the thirteen weeks ended

October 31, 1998, compared to a net loss of approximately $3.4 million, or $0.45 per share, in the same period of the prior year. For the thirty-nine weeks ended October 31, 1998, the Company reported a net loss of approximately $9.7 million, or $1.27 per share, compared to net loss of approximately $6.6 million, or $0.88 per share, in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities totaled $12.3 million through the third quarter of 1998 compared to $12.6 million in the same period a year ago. The decrease was primarily due to a larger increase in accounts payable this year due to improved trade credit. a smaller decrease in accrued expenses and other this year due to the timing of payments and the effects of lower sales volumes, a smaller increase in merchandise inventories this year, and cash used last year for facilities closings. These amounts were partially offset by the increase in prepaid expenses and other this year compared to a decrease last year due to the payment of various fees and expenses in connection with the refinancing of the Company's revolving credit facility this year and the timing of payments, and the greater net loss this year (net of non-cash items). The Company expects the accounts receivable balance to remain lower than last year levels for the remainder of 1998 and trade credit to remain tight through at least the end of the fiscal year ending January 30, 1999.

Capital expenditures through the third quarter of 1998 were approximately $924,000, compared to approximately $3,430,000 for the same period in 1997. Capital expenditures in fiscal 1998 were primarily for remodeling one store.

Net cash provided by financing activities through the third quarter of 1998 was approximately $13.1 million, compared to approximately $12.8 million in the same period a year ago. The increase in cash provided is the result of reduced payments on the long-term debt (one payment due July 1, 1998 was deferred to May 1, 1999) and increased borrowing under the Fleet Facility. Cash provided in 1998 represents approximately $1.6 million in payments made on the long-term notes, offset by net borrowings of $14.5 million ($126.6 million in total borrowings, $112.1 million in total payments) under the Fleet Facility. In the same period of 1997, the Company made $3.3 million in payments on the long-term notes (including a $1.8 million "alternative cash flow payment") and borrowed $16.2 million ($156.3 million in total borrowings, $140.1 in total payments) under the Fleet Facility.

The Company had a revolving credit agreement (the "Fleet Facility") with Fleet Bank N.A. (formerly NatWest Bank N.A.) , which was replaced effective November 20, 1998 with a Loan and Security Agreement with Foothill Capital Corporation and Paragon Capital LLC (the "Foothill/Paragon Facility"). The Foothill/Paragon Facility expires November 20, 2001, and it provides the Company with revolving credit loans and letters of credit up to $40 million, subject to a borrowing base formula and lender reserves (as defined in the agreement). Undrawn and unreimbursed letters of credit under the facility may not exceed $5,000,000 in face amount. See Note 4 to the Financial Statements in this Report for a description of the Foothill/Paragon Facility. As of December 8, 1998, the Company had $34.3 million in borrowings and $1.5 million in letters of credit outstanding under the Foothill/Paragon Facility, and approximately $4.2 million was available for borrowing under the Foothill/Paragon Facility. During the first three quarters of 1998, the weighted average interest rate under the Fleet Facility was 8.96%. As of December 8, 1998, the weighted average interest rate under the Paragon/Foothill Facility was 9.25%.

As of December 8, 1998, approximately $6.2 million in principal amount of notes were outstanding under the Indenture. Holders of approximately 96% of the notes underlying the Indenture agreed to defer payment of their regularly scheduled November 15, 1998 payment of principal, totaling approximately $745,000, until May 1, 1999 and 50% of their regularly scheduled January 1, 1999 payment of principal, totaling approximately $372,500, until February 15, 1999. In exchange for such deferral, the Company issued such holders five-year warrants to purchase 150,000 of the Company's Common Shares at an exercise price of $0.75 per share and 225,000 of the Company's Common Shares at an exercise price of $0.01 per share. In addition, the Company has filed a registration statement on Form S-3 to register the resale of the Common Shares issuable upon exercise of those warrants.



If the Company's trade credit or sales are lower than expected, or if the Company's borrowing requirements or liquidity needs are higher than expected, the Company could have insufficient liquidity to continue its current operations, its business, operations, liquidity, financial condition and results of operations could be materially adversely affected, and the Company could be required to substantially reduce or discontinue its operations. In addition, there can be no assurance that the Company will be able to meet the financial covenants under the borrowing agreements for the next 12 months unless sales and trade credit substantially improve.

Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's cash resources to meet future liquidity needs and future compliance with financial covenants) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement including the level of support of the Company's trade creditors and factors, general trends in retail clothing apparel purchasing, especially during the Christmas season, the Company's comparable store sales changes, and the factors set forth in this Management's Discussion and Analysis of Results of Operations and Financial Condition.


Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. To distinguish 21st century dates from 20th century dates, these date code fields must be able to accept four digit entries. The Company has evaluated its management information systems (including information technology ("IT") and non-IT computerized systems) and has prepared a plan for Year 2000 compliance. The Company estimates that the cost to modify its management information systems to become Year 2000 compliant will be approximately $400,000. Through October 31, 1998, the Company has spent $12,000 to modify its mangement information systems to become Year 2000 compliant. Given that such modification is expected to be completed by June 1999, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. The Company is also evaluating the systems of its vendors to ensure that these companies are Year 2000 compliant. The cost of this evaluation is expected to be nominal. In the event that its current vendors are unable to certify that they will be Year 2000 compliant by early 1999 or if such vendors are unable to certify that their failure to be Year 2000 compliant will not adversely affect the Company, the Company will be reviewing its alternatives with respect to other vendors. There can be no assurance that the Company will be able to find vendors which are acceptable to the Company. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company or its vendors to become Year 2000 compliant.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity based instruments at October 31, 1998. A review of the Company's other financial instruments and risk exposures at October 31, 1998 indicated that the Company had exposure to interest rate risk. At October 31, 1998, the Company concluded that near term changes to interest rates should not materially effect the Company's financial position, results of operations or cash flows.

                           PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Four holders of approximately 96% of the notes underlying the Indenture agreed to defer payment of their regularly scheduled July 1, 1998 payment of principal, totaling approximately $745,000, until May 1, 1999 and 50% of their regularly scheduled January 1, 1999 payment of principal, totaling approximately $372,500, until February 15, 1999. In exchange for such deferral, on July 1, 1998, the Company issued such holders warrants exercisable until June 30, 2003 to purchase 150,000 of the Company's Common Shares, par value $0.01 per share, at an exercise price of $0.75 per share and the Company revised the exercise price of such warrants as of June 30, 1998 and November 12 1998, and on November 13, 1998 the Comany issued such holders warrrants exercisable until June 30th and November 12, 2003 to purchase 225,000 fof the Company's Common Shares at an exercise price of $0.01 per share. In addition, the Company has filed a registration statement on Form S-3 to register the resale of the Common Shares issuable upon exercise of those warrants. Such warrants were not registered, but were issued in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) under the Securities Act of 1933, as amended.

As discussed in Note 6 to the Financial Statements, the Company terminated its proposed merger with Hit or Miss, Inc. and HOM Holding, Inc. As a result, at a meeting of the Company's Board of Directors held on November 13, 1998, the Board amended and restated the Bylaws of the Company to remove the amendments adopted at the April 20, 1998 and May 8, 1998 meetings of the Board, related to the merger and described in Part II, Item 2 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998. Those amendments related to the size and composition of, and voting by, the Company's Board of Directors and committees of the Board.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)     Exhibits.
                  ---------

                  3(ii)      Amended and Restated Bylaws, as amended November
                             13, 1998. incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form
                             S-3 (file no. 333-68545), filed with the Securities and Exchange Commission on December 8,
                             1998.

                    4.1      Restated Supplemental Indenture No. 2, dated as of
                             June 30, 1998, to Indenture dated as of April 1,
                             1995, between Gantos, Inc. and State Street Bank and Trust Company (successor to Fleet Bank N.A., which was the successor to Shawmut Bank
                             Connecticut, National Association), and Agreement, dated as of June 30, 1998 among Gantos, Inc.,
                             State Street Bank and Trust Company and Elliott
                             Associates, L.P., incorporated by reference to
                             Exhibit 4.5 to the Company's Registration
                             Statement on Form S-3 (file no. 333-68545), filed with the Securities and Exchange Commission on December 8, 1998.

                    4.2 Agreement dated as of September 24-25, 1998 between Gantos, Inc. and State Street Bank and
                              Trust Company and form of Agreement, dated as of September 24, 1998, between Gantos, Inc., and various holders of Notes issued under the Indenture. [deferring July 1, 1998 payments and merger deadline to November 15, 1998 incorporated by reference to Exhibit 4.6 to the Company's
                              Registration Statement on Form S-3 (file no.
                              333-68545), filed with the Securities and Exchange Commission on December 8, 1998.

                    4.3 Form of Agreement, dated as of November, 1998, between Gantos, Inc., and various holders of Notes issued under the Indenture. [deferring July 1,
                              1998 payments to May 1, 1999 and 50% of January 1,
                              1999 payment to February 15, 1999 and promising warrant repricing and new warrants] incorporated by reference to Exhibit 4.8 to the Company's
                              Registration Statement on Form S-3 (file no.
                              333-68545), filed with the Securities and Exchange Commission on December 8, 1998.




                    4.4       Form of Revised $0.75 Common Stock Purchase
                              Warrant,dated as of July 1, 1998, issued to consenting noteholders, incorporated by reference to Exhibit 4.8 to the Company's Registration
                              Statement on Form S-3 (file no. 333-68545), filed with the Securities and Exchange Commission on December 8, 1998.

                    4.5 Form of $0.01 Common Stock Purchase Warrant, dated as of November 13, 1998, issued to consenting note holders, incorporated by reference to Exhibit
                              4.9 to the Company's Registration Statement on
                              Form S-3 (file no. 333-68545), filed with the Securities and Exchange Commission on December 8,
                              1998.

                    10.1      Amendment, dated as of May 19, 1998, to Letter
                              Agreement, dated as of June 20, 1996, between Gantos, Inc. and Arlene H. Stern.

                    10.2      Amendment, dated as of October 2, 1998, to Letter
                              Agreement, dated as of September 3, 1996, between Gantos, Inc. and Vicki Boudreaux.

                    10.3      Loan and Security Agreement, dated as of November
                              20, 1998, among Gantos, Inc., the financial institutions named therein, and Foothill Capital
                              Corporation, as Agent, incorporated by reference to Exhibit 4.10 to the Company's Registration
                              Statement on Form S-3 (file no. 333-68545), filed with the Securities and Exchange Commission on December 8, 1998.

                    27.1      Financial Data Schedule

          (b)                 On November 4, 1998, Gantos, Inc. filed a Current
                              Report on Form 8-K, reporting in Item 5 that on November 3, 1998, Gantos, Inc. announced that it had executed a commitment letter to refinance the working capital facilities of the Company into a $40 million facility with Foothill Capital
                              Corporation and Paragon Capital LLC. The Company also announced that it had terminated its proposed merger with HOM Holding, Inc., the sole stockholder of Hit or Miss, Inc., in accordance with the terms of the Agreement and Plan of Merger by and among the Company, Hit or Miss, Inc. and HOM Holding, Inc. The termination was effective
                              November 2, 1998. No financial statements were filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  December 15, 1998



                                                   GANTOS, INC.
                                     -----------------------------------------
                                                   (Registrant)





                              By:    /s/ ARLENE H. STERN
                                     ------------------------------------------
                                                  ARLENE H. STERN
                                                Its: PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER
                                      (DULY AUTHORIZED OFFICER AND PRINCIPAL
                                                FINANCIAL OFFICER)

                                  EXHIBIT INDEX


DOCUMENT NUMBER AND DESCRIPTION


          (b)     Exhibits.

                  3(ii)       Amended and Restated Bylaws, as amended November
                              13, 1998. incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form
                              S-3 (file no. 333-68545), filed with the Securities and Exchange Commission on December 8,
                              1998.

                    4.1       Restated Supplemental Indenture No. 2, dated as of
                              June 30, 1998, to Indenture dated as of April 1,
                              1995, between Gantos, Inc. and State Street Bank and Trust Company (successor to Fleet Bank N.A., which was the successor to Shawmut Bank
                              Connecticut, National Association), and Agreement, dated as of June 30, 1998 among Gantos, Inc.,
                              State Street Bank and Trust Company and Elliott
                              Associates, L.P., incorporated by reference to
                              Exhibit 4.5 to the Company's Registration
                              Statement on Form S-3 (file no. 333-68545), filed with the Securities and Exchange Commission on December 8, 1998.

                    4.2 Agreement dated as of September 24-25, 1998 between Gantos, Inc. and State Street Bank and
                              Trust Company and form of Agreement, dated as of September 24, 1998, between Gantos, Inc., and various holders of Notes issued under the Indenture. [deferring July 1, 1998 payments and merger deadline to November 15, 1998 incorporated by reference to Exhibit 4.6 to the Company's
                              Registration Statement on Form S-3 (file no.
                              333-68545), filed with the Securities and Exchange Commission on December 8, 1998.

                    4.3 Form of Agreement, dated as of November, 1998, between Gantos, Inc., and various holders of Notes issued under the Indenture. [deferring July 1,
                              1998 payments to May 1, 1999 and 50% of January 1,
                              1999 payment to February 15, 1999 and promising warrant repricing and new warrants] incorporated by reference to Exhibit 4.8 to the Company's
                              Registration Statement on Form S-3 (file no.
                              333-68545), filed with the Securities and Exchange Commission on December 8, 1998.

                    4.4       Form of Revised $0.75 Common Stock Purchase
                              Warrant,dated as of July 1, 1998, issued to consenting noteholders, incorporated by reference to Exhibit 4.8 to the Company's Registration
                              Statement on Form S-3 (file no. 333-68545), filed with the Securities and Exchange Commission on December 8, 1998. incorporated by reference to
                              Exhibit 4.8 to the Company's Registration
                              Statement on Form S-3 (file no. 333-68545), filed with the Securities and Exchange Commission on December 8, 1998.

                    4.5 Form of $0.01 Common Stock Purchase Warrant, dated as of November 13, 1998, issued to consenting note holders, incorporated by reference to Exhibit
                              4.9 to the Company's Registration Statement on
                              Form S-3 (file no. 333-68545), filed with the Securities and Exchange Commission on December 8,
                              1998.

                    10.1      Amendment, dated as of May 19, 1998, to Letter
                              Agreement, dated as of June 20, 1996, between Gantos, Inc. and Arlene H. Stern.

                    10.2      Amendment, dated as of October 2, 1998, to Letter
                              Agreement, dated as of September 3, 1996, between Gantos, Inc. and Vicki Boudreaux.

                    10.3      Loan and Security Agreement, dated as of November
                              20, 1998, among Gantos, Inc., the financial institutions named therein, and Foothill Capital
                              Corporation, as Agent, incorporated by reference to Exhibit 4.10 to the Company's Registration
                              Statement on Form S-3 (file no. 333-68545), filed with the Securities and Exchange Commission on December 8, 1998.

                    27.1      Financial Data Schedule