Form 10-K
period 1999-01-31
GANTOS INC
filed 1999-04-30
CIK 791182

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

FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of April 23, 1999 calculated by reference to the closing sale price as reported by Nasdaq on such date, was approximately $4,887,000.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES _X_ NO ____.

    The number of shares outstanding of the registrant's common shares, $.01 par value per share, as of April 23, 1999 was 7,819,526.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders scheduled for June 22, 1999 are incorporated by referenced in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Gantos is a specialty retailer of a full range of quality, fashionable women's apparel and accessories at moderate to upper moderate prices. As of April 23, 1999, Gantos operated 115 stores averaging 7,800 square feet, in 23 states, located primarily in suburban malls in the West, Midwest and Northeast. The Company does not plan to open any additional stores during 1999. The Company offers an edited selection of private label and name brand sportswear, career dresses and suits, social occasion dresses, accessories, outerwear, swimwear and, in selected stores, shoes. The Company's marketing strategy emphasizes quality merchandise with assortments from which women can build entire wardrobes, personal attention and customer service. It is targeted to satisfying the apparel needs of active, educated, career-orientated, fashion-conscious women, primarily from 35 to late 50 years of age. The Company's four Bargain Boutiques located in Illinois and Michigan feature final clearance merchandise, both from Gantos stores and purchased directly for the boutiques. Gantos, Inc. is a Michigan corporation incorporated November 10, 1952 as a successor to a business founded in 1932. Unless otherwise specified, "Gantos" and "Company" refer to the Registrant and its predecessors, and 1998, 1997 and 1996 refer to the fiscal years ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively.

RECENT DEVELOPMENTS

    NEW CREDIT AGREEMENT AND CHANGES TO INDENTURE

    On November 18, 1998, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation and Paragon Capital LLC (the "Foothill/Paragon Facility"), replacing its Revolving Credit Agreement with Fleet Bank N.A. The Company amended the Foothill/Paragon Facility as of February 28, 1999. The Foothill/Paragon Facility expires November 18, 2001, and it provides the Company with revolving credit loans and letters of credit up to $40 million, subject to a borrowing base formula and lender reserves (as defined in the agreement). Undrawn and unreimbursed letters of credit under the facility may not exceed $5,000,000 in face amount. Loans under the Foothill/Paragon Facility generally bear interest at Norwest Bank Minnesota's base rate plus 1.5%, except for special advances based on a higher inventory advance rate, which bear interest at the base rate plus 4.0%. The interest is payable in arrears on the first day of each month. As of April 23, 1999, the Norwest Bank Minnesota base rate was 7.75%.

    The Foothill/Paragon Facility carries annual commitment fees, payable monthly, of 0.5% of the difference between $40 million and the average amount outstanding under the facility (including the face amount of letters of credit) and 1.5% of the face amount of outstanding letters of credit. The Company also paid a $400,000 origination fee to Foothill/Paragon and must pay annual fees of $200,000 and $100,000 on November 18, 1999 and November 18, 2000, respectively. The Company must also pay servicing fees of $4,000 a month, which increase to $9,000 a month if the Company requests any special advances. The Foothill/Paragon Facility also provides for a $1,200,000, $800,000 or $400,000 termination fee if the credit facility is terminated before November 18, 1999, November 18, 2000 or November 18, 2001, respectively.

    The Foothill/Paragon Facility is secured by substantially all of the Company's assets. The Foothill/ Paragon Facility contains, among other things, financial covenants with respect to (i) additional indebtedness, (ii) prohibitions on making distributions (including dividends), (iii) investments,
(iv) minimum net worth, and (v) minimum earnings before interest, taxes, depreciation and amortization; and retail performance covenants with respect to
(i) maximum capital expenditures, (ii) minimum and maximum inventory levels,
(iii) minimum purchases, and (iv) minimum sales.

    As of January 30, 1999, the Company had $31.8 million in borrowings and $1.4 million in letters of credit outstanding under the Foothill/Paragon Facility, and approximately $1.4 million was available for borrowing under the Foothill/Paragon Facility.

    The Company's Indenture, under which the Company's 12.75% Notes were issued, also contains certain financial covenants. As of April 23, 1999, $4.7 million in principal amount of Notes were outstanding. The Indenture was amended effective as of June 30, 1998 to cure potential defaults under the Indenture. Previous covenants concerning capital expenditures, earnings before interest, taxes, depreciation and amortization, and interest coverage ratios were deleted from the Indenture. The remaining net worth covenant requires the Company to maintain a minimum net worth of $4.5 million at the end of each quarter through the third quarter of fiscal 2000 and $6.0 million at the end of each subsequent quarter. As of January 30, 1999, the Company's net worth was approximately $9.3 million. Holders of approximately 96% of the notes underlying the Indenture agreed to defer payment of their regularly scheduled July 1, 1998 payment of principal, totaling approximately $745,000, until May 1, 1999 and 50% of their regularly scheduled January 1, 1999 payment of principal, totaling approximately $372,500, until February 15, 1999. In exchange for such deferral, the Company issued such holders five-year warrants to purchase 150,000 of the Company's Common Shares at an exercise price of $0.75 per share (originally issued at $1.675 per share and repriced at $0.75 per share) and 225,000 of the Company's Common Shares at an exercise price of $0.01 per share. In addition, the Company has filed a registration statement on Form S-3 to register the resale of the Common Shares issuable upon exercise of those warrants.

    If the Company's availability under the Foothill/Paragon Facility trade credit or sales are lower than expected, or if the Company's borrowing requirements or liquidity needs are higher than expected, the Company could have insufficient liquidity to continue its current operations, its business, operations, liquidity, financial condition and results of operations could be materially adversely affected, and the Company could be required to substantially reduce or discontinue its operations. In addition, there can be no assurance that the Company will be able to meet the financial covenants under its borrowing arrangements for the next 12 months unless sales and trade credit substantially improve.

    MANAGEMENT CHANGES

    In April 1998, Kenneth Green resigned as Vice President, General Counsel, and Secretary. In May 1998, L. Douglas Gantos became a consultant to the Company, rather than its Chairman of the Board. In June 1998, David C. Nelson resigned as Senior Vice President, Chief Financial Officer and Treasurer. In September 1998, Hope Grey resigned as Vice President, Technical Product Management and Joseph Giudice resigned as Senior Vice President, Merchandise Planning and Operations. In March 1999, Thomas J. Villano became the Company's Senior Vice President, Chief Financial Officer and Secretary, Diane Abbate-Fox became the Company's Vice President, General Merchandise Manager and Joseph Kuhn became the Company's Vice President, Distribution, Real Estate and Construction.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company has a single operating segment; women's retail clothing stores. The Company has no organizational structure dictated by product lines, geography or customer type. Profitability is evaluated at the store level. Retail sales are derived from one product line, women's clothing, and are to retail customers in the United States. Long-lived assets are located exclusively in the United States.

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

    Each of the Company's stores is designed to be a well-organized and complete shopping source for its target customers, providing merchandise to outfit them in casual, work and evening wear, including accessories. The following table shows the approximate percentage of net sales for major merchandise classifications (other than shoes) for the past three years:

                                                                                  YEARS ENDED
                                                                     -------------------------------------
PRODUCT CLASS                                                           1998         1997         1996
-------------------------------------------------------------------     -----        -----        -----
Sportswear.........................................................          42%          38%          39%
Dresses............................................................          37           40           37
Accessories........................................................          15           13           15
Outerwear..........................................................           3            4            5
Swimwear...........................................................           3            5            4
                                                                            ---          ---          ---
                                                                            100%         100%         100%
                                                                            ---          ---          ---
                                                                            ---          ---          ---

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

SALES TERMS AND CONSUMER CREDIT

    The Company accepts cash, checks, third party credit cards and the Gantos credit card. Management believes that offering the Gantos credit card helps convey Gantos' image as an upscale specialty retailer, enhances customer loyalty and provides a large customer list available for targeted advertising promotions on a monthly basis. In 1998, approximately 35.9% of the Company's sales were made for cash, 34.2% by third party credit cards and 29.9% by the Gantos credit card. During 1998, the Company continued to offer its customers, consistent with industry practice, a 10% discount on purchases if the customer opened a Gantos charge account as a means of encouraging usage of the Gantos credit card.

    A Gantos credit card is offered to customers who qualify for credit based on the Company's established credit criteria. The minimum monthly payment is the greater of $15 or 10% of the unpaid balance of its credit accounts. The Company imposes finance charges at annual rates varying from 18% to 21%, depending upon state laws. The allowance for doubtful accounts was 3.3% of customer receivables at 1998 year-end compared with 3.2% at 1997 year-end and 2.9% at 1996 year-end. The Company's credit card program may be affected by changes in federal and state consumer credit laws.

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

    Gross advertising expenditures in 1998 and 1997 approximated 1.1% and 1.2% of net sales, respectively. A part of advertising costs are paid by vendor contributions. Such vendor contributions are subject to change or cancellation at each vendor's sole discretion from year to year. The Company experienced a decrease in vendor participation in 1998 compared to 1997.

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

                                                                                YEAR
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Average sales per store (in thousands):
  All stores (1).................................................  $   1,340  $   1,456  $   1,672
  Stores open at least two years at end of year (2)..............  $   1,348  $   1,462  $   1,676

Average sales per square foot of selling space:
  All stores (1).................................................  $     191  $     207  $     237
  Stores open at least two years at end of year (2)..............  $     191  $     207  $     237

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

(2) The sales numbers are restated in prior years to reflect the number of stores open at the end of fiscal 1998. In January 1998, the shoe department closed in 6 stores. Sales for these 6 stores were restated to exclude shoe sales for the previous 2 years.

   Store hours are generally determined by the mall in which the store is located. Most stores are open seven days and six nights a week, except major holidays.

LEASED DEPARTMENTS

    During 1998, a portion of the selling space in 23 midwestern stores was licensed to an unaffiliated party for the operation of a shoe department. Fees received by the Company from the shoe department licensee (included in net sales) were approximately $737,000 in 1998, $889,000 in 1997, and $874,000 in
1996.

NUMBER OF STORES AND LOCATION

    The following table sets forth information with respect to store openings and closures since fiscal 1984:

                                                                                             NUMBER OF STORES
                                                                         --------------------------------------------------------
                                                                            OPEN AT       OPENED       CLOSED
                                                                           BEGINNING      DURING       DURING         OPEN AT
YEAR ENDED                                                                  OF YEAR        YEAR         YEAR        END OF YEAR
-----------------------------------------------------------------------  -------------  -----------  -----------  ---------------
February 2, 1985.......................................................           39             4            1             42
February 1, 1986.......................................................           42            10            2             50
January 31, 1987.......................................................           50            15            0             65
January 30, 1988.......................................................           65            20            1             84
January 28, 1989.......................................................           84            25            1            108
February 3, 1990.......................................................          108            32            1            139
February 2, 1991.......................................................          139            31            6            164
February 1, 1992.......................................................          164             0            6            158
January 30, 1993.......................................................          158             1            0            159
January 29, 1994.......................................................          159             2           43            118
January 28, 1995.......................................................          118             1            5            114
February 3, 1996.......................................................          114             1            2            113
February 1, 1997.......................................................          113             1            0            114
January 31, 1998.......................................................          114             2            1            115
January 30, 1999.......................................................          115             0            0            115

    The Company did not open or close any stores in 1998. However, one store in an Illinois mall was relocated to another location within the mall with smaller square footage. The Company does not plan to open any new stores in 1999.

    The following table shows the geographic distribution of the Company's stores by state for the 115 stores open as of April 23, 1999.

California...................... 4  New Hampshire................... 2
Colorado........................ 4  New Jersey...................... 5
Connecticut..................... 2  New York........................ 6
Illinois....................... 11  North Carolina.................. 2
Indiana......................... 5  Ohio........................... 11
Kansas.......................... 1  Oregon.......................... 1
Kentucky........................ 2  Pennsylvania.................... 9
Maryland........................ 5  Rhode Island.................... 1
Massachusetts................... 3  Tennessee....................... 5
Michigan....................... 20  Virginia........................ 4
Minnesota....................... 3  Wisconsin....................... 5
Missouri........................ 4

    Capital expenditures for 1998 were incurred primarily for the remodeling of one store. The Company expects that approximately $1.0 million will be required for capital expenditures in 1999, principally for information system upgrades and the remodeling and refixturing of approximately two to three existing stores.

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

    Management believes that the Company is one of the larger customers (based on purchase volume) of a number of its suppliers. Gantos works closely with its suppliers, keeping them informed of selling trends and helping them develop merchandise lines and production schedules. The Company will continue to require close working relationships with suppliers to obtain adequate supplies of quality merchandise on favorable terms. To diminish the risk of not obtaining satisfactory additional supplies of merchandise, the Company is continually exploring possible additional resources for merchandise supply, including other recognized domestic labels, private label merchandise (manufactured domestically and overseas) and foreign manufacturers. There is no assurance that the Company will be able to continue to purchase merchandise from preferred vendors in the quantities and on the terms it desires.

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

    The system provides Gantos buyers with timely selling information by vendor, style, color and size and assists in the distribution to each store of required merchandise. Planner and buyers use this information to plan and budget inventory monthly by department and analyze the profitability and turnover of merchandise as well as local consumer tastes. The system monitors the selling rate of merchandise by classification. It also calculates markdowns at specified intervals based upon standards established for each merchandise classification, which are then reviewed by management.

    The system maintains over 1,105,000 customer charge accounts (approximately 230,000 of which are active) and generates monthly customer statements and financial reporting. The system also provides information to help management schedule, compensate and evaluate employees.

    The Company maintains a comprehensive system of internal controls, one of which is the taking of a complete physical inventory at least two times per year to determine actual cost of merchandise sold. Inventory shrinkage, at cost, as a percentage of net sales was 2.3%, 2.0% and 1.5% in 1998, 1997 and 1996, respectively. The increase in shrink was primarily the result of decreased sales and an increase in shrinkage of higher cost items.

TRADEMARKS AND SERVICE MARKS

    The Company has registered the names "Gantos," "Bargain Boutique" and "Sale For All Seasons" as service marks and its logo as a trademark with the United States Patent and Trademark Office. Registration of these service marks is renewable indefinitely. The Company is not aware of any adverse claims concerning its names or marks.

EMPLOYEES

    As of January 30, 1999, the Company had 1,974 employees. This total consists of 682 full-time employees and 1,292 part-time employees. The full-time employees consist of 405 salaried employees and 277 hourly employees. Of the full-time, hourly employees, 155 were salespersons who receive incentives in addition to their hourly wages. Gantos employs additional part-time personnel as needed throughout the year.

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

SEASONALITY

    The Company's business is seasonal, with its highest and second highest sales volumes and net income levels historically being in the Christmas and spring seasons, respectively. The following tables set forth the Company's net sales and net income (loss) per fiscal quarter for 1998 and 1997, on an unaudited basis and including the results of store closings and new store openings:

                                                                                        NET SALES
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
YEARS ENDED                                                              QUARTER    QUARTER    QUARTER    QUARTER
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
                                                                                      (IN THOUSANDS)
January 30, 1999......................................................  $  39,063  $  31,758  $  35,446  $  43,358
January 31, 1998......................................................  $  45,564  $  35,816  $  35,478  $  45,108


                                                                                    NET INCOME (LOSS)
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
YEARS ENDED                                                              QUARTER    QUARTER    QUARTER    QUARTER
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
                                                                                      (IN THOUSANDS)
January 30, 1999......................................................  $    (745) $  (4,952) $  (4,017) $  (3,103)
January 31, 1998......................................................  $   1,455  $  (4,714) $  (3,388) $  (4,314)

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

    The Company leases all of its stores. Most store leases contain fixed rental provisions and generally leases contain rental payment provisions based on a percentage of sales. Most leases also require payment of insurance, real estate taxes and other charges (such as advertising, maintenance and merchants' association charges) which are subject to escalation clauses. During 1998, total store rent under these leases was approximately $15.0 million, of which $15,000 was percentage rent. The Company owns substantially all of the equipment in its stores.

    The following table shows the years in which leases on stores in operation at April 23, 1999 expire:

                                                                                NUMBER OF LEASES
FISCAL YEARS                                                                        EXPIRING
----------------------------------------------------------------------------  ---------------------
1999-2000...................................................................               46(1)(2)
2001-2002...................................................................               53(1)
2003-2004...................................................................                4
2005-2006...................................................................                5
2007-2008...................................................................                4
2009........................................................................                3
                                                                                          ---
  Total.....................................................................              115
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

    In 1997, the Company relocated the remaining corporate departments, including the distribution center, to a new location in Grand Rapids, Michigan with 20,000 square feet of office space and 100,000 square feet of distribution space. The Company has a sixty-four month lease with two five year renewal options. The Company believes the combined new facilities better serve its needs and also allow it to further expand to accommodate future business volume.

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

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

    See Item 10 of this Annual Report on Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common shares of Gantos, Inc. are traded over-the-counter and are quoted on The Nasdaq National Market under the symbol GTOS. The Company has received a notice, however, that it is not in compliance with the $1.00 minimum bid price and $5,000,000 market value of public float requirements for continued listing of The Nasdaq National Market. In addition, the Company did not hold an annual meeting of shareholders in 1998, which violated another continued listing requirement. At a hearing on April 22, 1999, the Company requested an exception from these requirements until shortly after it holds its 1999 Annual Meeting of Shareholders, if shareholders approve a proposed one-for-three reverse stock split. The Nasdaq Stock Market might not grant the Company's request for an exception and continued listing on The Nasdaq National Market. The Nasdaq Stock Market could move the Company's listing to The Nasdaq SmallCap Market or it could delist the Company's Common Shares from the Nasdaq Stock Market without further notice to the Company. If the Company's Common Shares are delisted from The Nasdaq Stock Market, they would likely be quoted on the OTC Bulletin Board. Any delisting could cause the market price of the Common Shares to decline and could make it much more difficult to buy or sell Common Shares on the open market.

    The table below sets forth the high and low closing sale prices for the Company's common shares as reported by Nasdaq for 1998 and 1997.

                                                                           CLOSING SALE PRICE
                                                                          --------------------
PERIOD                                                                      HIGH        LOW
------------------------------------------------------------------------  ---------  ---------

1998
1st Quarter.............................................................  1 1/4      1/4
2nd Quarter.............................................................  2          1/2
3rd Quarter.............................................................  1 1/2      7/16
4th Quarter.............................................................  1 1/4      7/16

1997
1st Quarter.............................................................  2 3/4      1 7/8
2nd Quarter.............................................................  3 9/16     1 7/8
3rd Quarter.............................................................  3 7/16     2
4th Quarter.............................................................  2 11/16    7/16

    The number of shareholders of record of the Company's common shares as of April 23, 1999 was 663.

    The Company has never paid cash dividends on its common shares. The Company expects that for the foreseeable future it will follow a policy of retaining earnings to finance the development of its business, including for working capital and to fund capital expenditures. For a description of financial covenants in the Company's loan agreement that may restrict dividend payments, see Note 5 of "Notes to Financial Statements".

ITEM 6. SELECTED FINANCIAL DATA

                   5-YEAR SUMMARY AND SELECTED FINANCIAL DATA

                                                          1998        1997        1996       1995*       1994**
                                                       ----------  ----------  ----------  ----------  ----------
                                                                   (THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS
Net Sales............................................  $  149,625  $  161,966  $  184,366  $  192,790  $  197,288
Cost of sales........................................    (124,833)   (137,237)   (147,022)   (151,912)   (160,434)
Selling, general and administrative expense..........     (36,337)    (38,807)    (37,407)    (40,018)    (40,114)
Finance charge and other revenue.....................       4,562       4,843       4,732       4,472       5,020
Merger termination expense...........................        (823)
Relocation severance provision.......................                                (400)        944       2,652
Operating income (loss)..............................      (7,806)     (9,235)      4,269       6,276       4,412
Interest expense.....................................      (4,791)     (2,341)     (2,332)     (2,278)       (122)
Reorganization items.................................                                            (279)     (1,764)
Income (loss) before income taxes and extraordinary
  items..............................................     (12,597)    (11,576)      1,937       3,719       2,526
Income tax benefit...................................                     615
Net income (loss) before extraordinary items.........     (12,597)    (10,961)      1,937       3,719       2,526
Extraordinary items..................................        (220)                                          1,628
Net income (loss)....................................  $  (12,817) $  (10,961) $    1,937  $    3,719  $    4,154
                                                       ----------  ----------  ----------  ----------  ----------

PER SHARE DATA***
Net income (loss) per share (basic and diluted)
  before extraordinary items.........................  $    (1.65) $    (1.45) $     0.26  $     0.55  $     0.95
Extraordinary items..................................        (.03)                                           0.61
Net income (loss) per share (basic and diluted)......  $    (1.68) $    (1.45) $     0.26  $     0.55  $     1.56
                                                       ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA
Total assets.........................................  $   66,653  $   65,194  $   65,858  $   68,410  $   95,983
Working capital......................................  $   35,089  $   34,531  $   30,407  $   25,193  $   55,347
Long-term obligations................................  $   37,651  $   27,398  $   11,940  $   12,395  $   66,981
Shareholders' equity.................................  $    9,321  $   21,680  $   32,462  $   30,330  $    6,748
                                                       ----------  ----------  ----------  ----------  ----------
FINANCIAL RATIOS AND OTHER DATA
Current ratio........................................         2.8         3.1         2.4         2.0         3.5
Return (loss) on average assets......................       (19.4)%      (16.7)%        2.9%        4.5%       3.7%
Return (loss) on average shareholders' equity........       (82.7)%      (40.5)%        6.2%       20.1%      88.9%
Book value per share at year end.....................  $     1.22  $     2.87  $     4.29  $     4.49  $     2.53
Number of stores at year end.........................         115         115         114         113         114
Weighted shares outstanding***.......................       7,651       7,550       7,574       6,759       2,665

--------------------------

   * Data for 1995 include the results of operations for 53 weeks.

  ** The Company closed 46 stores between the fourth quarter of 1993 and the second quarter of 1994, and emerged from its chapter 11 bankruptcy proceedings (filed November 12, 1993) on March 31, 1995.

 *** As part of the Company's Plan of Reorganization, each shareholder of record on March 31, 1995 was entitled to receive one common share for every two common shares previously held. All stock-related data in the table above reflect this stock distribution for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    As an aid to understanding the Company's operating results, the following tables indicate the percentage relationships to net sales of various revenue and expense items included in the Statements of Income (Loss) for 1998, 1997 and 1996 (fiscal years ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively) and the percentage changes in the dollar amounts of those items for such years.

                                                                                                PERCENT CHANGE IN DOLLAR
                                                                  AS A PERCENT OF NET SALES             AMOUNTS
                                                               -------------------------------  ------------------------
                                                                 1998       1997       1996      1997-1998    1996-1997
                                                               ---------  ---------  ---------  -----------  -----------
Net Sales....................................................      100.0%     100.0%     100.0%         (8)%        (12)%
Cost of sales (including buying, distribution and occupancy
  costs).....................................................      (83.4)     (84.7)     (79.7)         (9)          (7)
                                                               ---------  ---------  ---------
Gross income.................................................       16.6       15.3       20.3                      (34)
Selling, general and administrative expense..................      (24.3)     (24.0)     (20.3)         (6)           4
Finance charge and other revenue.............................        3.1        3.0        2.6          (6)           2
Merger termination expense...................................       (0.6)                              100
Relocation severance provision...............................                             (0.2)                    (100)
                                                               ---------  ---------  ---------
Operating income (loss)......................................       (5.2)      (5.7)       2.4          15         (316)
Interest expense.............................................       (3.2)      (1.4)      (1.3)        105            0
                                                               ---------  ---------  ---------
Income (loss) before income tax and extraordinary item.......       (8.4)      (7.1)       1.1          (9)        (698)
Income tax benefit...........................................                   0.4                   (100)         100
                                                               ---------  ---------  ---------
Net income (loss) before extraordinary item..................       (8.4)      (6.7)       1.1         (15)        (698)
Extraordinary item (a).......................................       (0.2)                              100
                                                               ---------  ---------  ---------
Net income (loss)............................................       (8.6)%      (6.7)%      1.1%        (17)       (666)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

------------------------

(a) In November 1998, the Company terminated its Revolving Credit Agreement with Fleet Bank N.A. Payment of $220,000 ($.03 per share) in termination and other fees resulted in an extraordinary loss during the year ended January 30, 1999.

1998 COMPARED TO 1997

    Net sales decreased approximately 8%, or approximately $12.3 million, from 1997 to 1998. Net sales for stores in operation throughout both periods decreased 8.2%. The 8.2% decrease in comparable store sales is comprised of a 7.8% decrease in unit sales and a .4% decrease in average sales dollars per unit. Of the $12.3 million decrease, $11.2 million was attributable to a decrease in dress sales, partially due to difficulties in obtaining merchandise from vendors resulting from the Company's current financial condition and the related tightening of trade credit.

    Cost of sales decreased approximately $12.4 million from 1997 to 1998. The decrease is due primarily to reduced sales volume. As a percent of net sales, cost of sales decreased to 83.4% in 1998 from 84.7% in 1997. The decrease in cost of sales, as a percent of net sales, is primarily the result of lower net markdowns, partially offset by lower vendor allowances for the period compared to a year ago and decreased sales volume with consistent buying, distribution and occupancy costs.

    Selling, general and administrative (SG&A) expense decreased approximately $2.5 million from 1997 to 1998. The decrease in SG&A is partly due to prior period one-time moving costs associated with the relocation of the Company's merchandising operations to Stamford, Connecticut. The decrease in SG&A is also due to lower payroll and the related taxes primarily at the store locations due to the decreased sales volume, and a decrease in depreciation due to the age of the assets. These decreases were partially offset by increases in property and real estate taxes, rent and maintenance and dues as a result of increases passed on from the landlords and an increase in net advertising expense due to increased private label merchandise and decreased vendor participation. As a percent of net sales, SG&A expense increased from 24.0% to 24.3% primarily as a result of lower sales, partially offset by the reductions described above.

    Finance charge and other revenue decreased $281,000 to 3.1% of net sales compared to 3.0% of net sales in the prior year. The decrease was partially due to new legal limits on late fees and a decrease in finance charge income during 1998 due to a lower average outstanding balance of Gantos credit card receivables compared to 1997. The decrease in the receivable balances is primarily the result of lower sales for 1998. Finance charge income is expected to remain lower than last year due to sales volume.

    On May 12, 1998, the Company announced it had entered into a definitive Agreement and Plan of merger (the "Merger Agreement") with Hit or Miss, Inc. and HOM Holding, Inc., the sole stockholder of Hit or Miss. During the third quarter, the Board of Directors authorized the Company to terminate the Agreement. As a result of the termination, the Company recorded as expense the costs of the proposed merger, including financial advisor and professional fees. This expense of approximately $823,000 was recorded as merger termination expense.

    Interest expense increased approximately $2.5 million from 1997 to 1998. The increase is due to higher debt levels under the Fleet and Foothill/Paragon Facility and fees associated with the extension of the credit agreement required during the negotiations of the proposed HOM Holding and its replacement with the Foothill/Paragon Facility, partially offset by reduced interest expense on the Indenture Notes as a result of scheduled principal payments. The increase in amounts outstanding under the Foothill/Paragon Facility is due to operating losses and continued difficulties with trade credit.

    In November 1998, the Company terminated its Revolving Credit Agreement with Fleet Bank N.A. Payment of $220,000 ($.03 per share) in termination and other fees resulted in an extraordinary loss during the year ended January 30, 1999.

    The effective tax rate for the year ended January 30, 1999 was 0% which is less than the statutory rate of 35% due to the establishment of valuation allowances against tax assets related to net operating loss carryforwards due to the Company's inability to determine that it is more likely than not that these assets will be realized. The Company continues to recognize valuation allowances for its net operating loss carry forward.

    These factors resulted in a net loss before extraordinary items of $12.6 million, or $1.65 per share, in 1998 compared to net loss of $11.0 million, or $1.45 per share, in 1997.

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

    Selling, general and administrative (SG&A) expense increased approximately $1.4 million from 1996 to 1997. The increase was primarily due to the moving costs associated with the relocation of the Company's merchandising operations to Stamford, Connecticut, an increase in maintenance and dues expense as a result of a rent settlement made to one of the Company's store landlords, an increase in net advertising expense due to a decrease in vendor participation in advertising co-op programs and an increase in corporate salaries as a result of officers hired in 1996 and 1997. These increases were partially offset by savings from cost control measures of approximately $810,000 at the store and corporate levels during 1997 compared to 1996. As a percent of net sales, SG&A expense increased from 20.3% to 24.0% primarily as a result of the lower sales coupled with the expense increases described above partially offset by the cost control measures.

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

    During 1996, the Company recorded a provision of $0.4 million for anticipated severance costs related to the relocation of the corporate offices to Stamford, Connecticut

    Interest expense remained flat in 1997 compared to 1996. Decreases in interest expense due to the completion of loan fee amortization in March 1997 and to payments made on long-term debt in 1996 and 1997 were offset by higher average revolving credit facility borrowings outstanding during 1997 and higher interest rates. Revolving credit interest rates are expected to increase in 1998 as a result of recent amendments to the facility and the average amounts outstanding under the revolving credit facility are expected to be higher in 1998.

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

    Total capital expenditures during 1998, 1997, and 1996 were $1.1, $4.9, and $2.7 million, respectively. Capital expenditures for 1998 were incurred primarily for remodeling one store. Capital expenditures for 1999 are estimated to be $1.0 million. These amounts are expected to be used primarily for information system upgrades and to remodel and refixture approximately two to three existing stores. The actual amount of the Company's capital expenditures will depend in part on the number of stores remodeled, and on the amount of construction allowances the Company receives from the landlords of the remodeled facilities. Capital expenditures for 1999 are expected to be financed primarily from funds generated from operations and from borrowings under the Foothill/Paragon Facility.

    Net cash used by operating activities totaled $8.7 million in 1998 compared to $13.2 million in 1997. The decrease was primarily due to an increase in accounts payable this year (compared to a decrease last year) due to improved trade credit, a decrease in prepaid expenses this year compared to a substantial increase last year due to partial prepayments required last year for merchandise before it was received and approximately $2.0 million of cash deposited with some factors last year securing accounts payable a smaller decrease in accrued expenses and other this year due to the timing of payments and the effects of lower sales volumes, and cash used last year for facilities closings. These amounts were partially offset by the larger increase in merchandise inventory, the smaller decrease in receivables and the greater net loss this year (net of non-cash items). The Company expects the accounts receivable balance to remain lower than last year levels for 1999 and trade credit to remain tight through at least May 1999.

    Net cash provided by financing activities in 1998 was approximately $9.8 million, compared to $15.1 million in 1997. The decrease in cash provided is the result of decreased borrowings under the Fleet and Foothill/Paragon facilities, partially offset by the reduced payments on the outstanding Notes (approximately one payment due July 1, 1998 was deferred to May 1, 1999 and approximately half of one payment due January 1, 1999 was deferred to February 15, 1999). Cash provided in 1998 represents net borrowings of $12.2 million ($167.8 million in total borrowings, $155.6 million in total payments) under the Fleet and Foothill/Paragon facilities, partially offset by approximately $2.0 million in payments made on the long-term notes. In 1997, the Company borrowed $19.6 million ($204.6 million in total borrowings, $185.0 in total payments) under the Fleet Facility, partially offset by $4.1 million in payments on the long-term notes (including a $1.8 million "alternative cash flow payment"). The Company expects to make payments on the Notes of approximately $4.2 million in 1999.

    The Company had a revolving credit agreement (the "Fleet Facility") with Fleet Bank N.A. (formerly NatWest Bank N.A.), which was replaced effective November 18, 1998 with a Loan and Security Agreement with Foothill Capital Corporation and Paragon Capital LLC (the "Foothill/Paragon Facility"). The Foothill/Paragon Facility expires November 18, 2001, and it provides the Company with revolving credit loans and letters of credit up to $40 million, subject to a borrowing base formula and lender reserves (as defined in the agreement). Undrawn and unreimbursed letters of credit under the facility may not exceed $5,000,000 in face amount. See Note 5 to the Financial Statements in this Report for a description of the Foothill/Paragon Facility, which is incorporated in the
Item 7 by reference. As of April 23, 1999, the Company had $32.2 million in borrowings and $2 million in letters of credit outstanding under the Foothill/ Paragon Facility, and approximately $1.4 million was available for borrowing under the Foothill/Paragon Facility. During 1998, the weighted average interest rate under the Fleet Facility and the Foothill/Paragon Facility was 9.07%. As of April 23, 1999, the weighted average interest rate under the Foothill/Paragon Facility was 9.05%.

    The Company's Indenture, under which the 12.75% notes were issued, was amended as of June 30, 1998 to cure potential defaults under the Indenture. See
Note 5 of the Notes to Financial Statements, which is incorporated in this Item 7 by reference, for a description of the terms and conditions of the Indenture, as amended. As of January 30, 1999, approximately $5.8 million in principal amount of notes were outstanding under the Indenture. Holders of approximately 96% of the notes underlying the Indenture agreed to defer payment of their regularly scheduled July 1, 1998 payment of principal, totaling approximately $745,000, until May 1, 1999 and 50% of their regularly scheduled January 1, 1999 payment of principal, totaling approximately $372,500, until February 15, 1999. In exchange for such deferral, the Company issued such holders five-year warrants to purchase 150,000 of the Company's Common Shares at an exercise price of $0.75 per share (originally issued at $1.675 per share and repriced at $0.75 per share) and 225,000 of the Company's Common Shares at an exercise price of $0.01 per share. In addition, the Company has filed a registration statement on Form S-3 to register the resale of the Common Shares issuable upon exercise of those warrants.

    If the Company's availability under the Foothill/Paragon Facility, trade credit or sales are lower than expected, or if the Company's borrowing requirements or liquidity needs are higher than expected, the

Company could have insufficient liquidity to continue its current operations. Its business, operations, liquidity, financial condition and results of operations could be materially adversely affected, and the Company could be required to substantially reduce or discontinue its operations. In addition, there can be no assurance that the Company will be able to meet the financial covenants under its borrowing agreements for the next 12 months if sales and if trade credit substantially decrease from current levels.

INFLATION

    The Company does not believe that inflation has had a material effect on the results of operations during the past three years.

YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. To distinguish 21st century dates from 20th century dates, these date code fields must be able to accept four digit entries. The Company has evaluated its management information systems (including information technology ("IT") and non-IT computerized systems) and has prepared a plan for Year 2000 compliance. The Company estimates that the cost to modify its management information systems to become Year 2000 compliant will be approximately $400,000. Through January 30, 1999, the Company had spent approximately $35,000 to modify its management information systems to become Year 2000 compliant. Through April 23, 1999 the Company had spent approximately $200,000 to become Year 2000 compliant. Given that such modification is expected to be completed by June 1999, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. The Company is also evaluating the systems of its vendors to ensure that these companies are Year 2000 compliant. The cost of this evaluation is expected to be nominal. In the event that its current vendors are unable to certify that they will be Year 2000 compliant by early 1999 or if such vendors are unable to certify that their failure to be Year 2000 compliant will not adversely affect the Company, the Company will be reviewing its alternatives with respect to other vendors. There can be no assurance that the Company will be able to find vendors which are acceptable to the Company. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company or its vendors to become Year 2000 compliant.

FORWARD-LOOKING STATEMENT

    Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's cash resources to meet future liquidity needs and future compliance with financial covenants) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the level of support of the Company's trade creditors and factors, general trends in retail clothing apparel purchasing, especially during the Christmas season, the Company's comparable store sales changes, the Company's ability to obtain merchandise, and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, consisting of debt obligations. The Company's fixed rate debt obligations include the 12.75% Notes issued under its Indenture. The Company's variable rate debt obligations include indebtedness under the Foothill/Paragon Facility. For these debt obligations, the table presents scheduled principal cash flows and related weighted average interest rates by expected maturity dates for each of the next five years, aggregate subsequent maturities and the market value of the debt as of January 30, 1999. Weighted average interest rates are based on contractual interest rates for fixed rate obligations and are based on current rates for variable rate obligations. The information is presented in U.S. dollars, which is the Company's reporting currency and the denomination of the debt's actual cash flows.

                                                                            JANUARY 30, 1999
                                                                         EXPECTED MATURITY DATE
                                       ------------------------------------------------------------------------------------------
                                         1999       2000       2001       2002       2003     THEREAFTER     TOTAL    FAIR VALUE
                                       ---------  ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                                                       LIABILITIES (IN THOUSANDS)
Long-term Debt:
  Fixed Rate.........................  $   4,219  $   1,623  $       0  $       0  $       0   $       0   $   5,842   $   5,842
    Average interest rate............      12.75%     12.75%         0%       N/A        N/A         N/A       12.75%
  Variable Rate......................  $       0  $       0  $  31,809  $       0  $       0   $       0   $  31,809   $  31,809
    Average interest rate............          0%         0%      9.05%       N/A        N/A         N/A        9.05%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors of the Company will be set forth under the caption "Election of Directors" in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders scheduled to be held June 22, 1999, and is incorporated in this Item 10 by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders scheduled to be held June 22, 1999, and is incorporated in this Item 10 by reference.

    The following table sets forth information as of April 23, 1999, regarding the Company's executive officers:

                                                                                                                  EXECUTIVE
NAME                                AGE      POSITIONS WITH THE COMPANY                                         OFFICER SINCE
------------------------------      ---      ----------------------------------------------------------------  ---------------
Arlene H. Stern...............          48   President, Chief Executive Officer and a Director                         1996
Dennis Horstman...............          53   Senior Vice President, Merchandising and Marketing                        1996
Neal Gottfried................          56   Senior Vice President, Store Operations and Visual Merchandising          1997
Thomas J. Villano.............          47   Senior Vice President, Chief Financial Officer and Secretary              1999
Diane Abbate-Fox..............          34   Vice President, General Merchandise Manager                               1999
Vicki Boudreaux...............          42   Vice President, Planning and Allocation                                   1996
Joseph Kuhn...................          41   Vice President, Distribution, Real Estate and Construction                1999

    Arlene H. Stern has been the Company's President and Chief Executive Officer since September 8, 1996. From July 8, 1996 to September 8, 1996, Ms. Stern was the President and Chief Operating Officer for the Company. Ms. Stern served as Executive Vice President and Chief Operating Officer of Casual Corner Group, Inc., a retail apparel specialty store chain and a division of U.S. Shoe Corporation, from July 1993 to August 1995. Pursuant to a letter agreement, dated July 8, 1996, as amended, Ms. Stern is to be employed as the Company's President and Chief Executive Officer until July 7, 2000, unless her employment is terminated earlier pursuant to the letter agreement.

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

    Thomas J. Villano has been the Company's Senior Vice President, Chief Financial Officer and Secretary since March 1999. He served as a consultant to the Company from November 1998 until March 1999. Prior to joining Gantos, Mr. Villano was Chief Financial Officer for Fluid Packaging Co., Inc., a contract manufacturer of over the counter healthcare products with manufacturing facilities in the United States and Mexico, from March 1997 to October 1998. Prior to Fluid Packaging, Mr. Villano was the Chief Financial Officer for Colotone Group, an international graphic arts firm, from December 1994 to May 1996. As Chief Financial Officer, Mr. Villano had responsibility for finance and the information services department. In February 1996, Colotone Group filed a voluntary petition of bankruptcy. Previous to that, from September 1991 to December 1994, Mr. Villano was Director of Operations/Controller for systems integrator--Stamford Associates, Inc., where he oversaw the company's financial and administrative affairs. Pursuant to a letter agreement, dated March 16, 1999, Mr. Villano is to be employed at will as the Company's Senior Vice President, Chief Financial Officer and Secretary.

    Diane Abbate-Fox has been the Company's Vice President, General Merchandise Manager since March 1999. Ms. Abbate-Fox began her career with Gantos in April 1997 as General Merchandise Manager. Ms. Abbate-Fox came to Gantos from Petrie Retail, a women's clothing retailer, where Ms. Abbate-Fox was Merchandise Manager for Contemporary Sportswear from January 1995 to March 1997. Prior to her employment with Petrie, Ms. Abbate-Fox was the Buyer for Bottoms, Blazer and Outerwear for the Lerner Division of The Limited, a clothing retailer, from 1987 to December 1995. Pursuant to a letter agreement, dated March 29, 1999, Ms. Abbate-Fox is to be employed at will as the Company's Vice President, General Merchandise Manager.

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

    Joseph Kuhn has been the Company's Vice President, Distribution, Real Estate and Construction since March 1999. Mr. Kuhn began his career with Gantos in 1984 when he joined the organization as a Construction Coordinator. He was promoted to Construction Manager in 1988 and later to Director of Construction and Properties. In December of 1990, Mr. Kuhn assumed new responsibilities as the Director of Distribution. Mr. Kuhn has maintained his involvement in Construction these past 8 years and has been assisting in Real Estate since last fall. Pursuant to a letter agreement, dated March 16, 1999, Mr. Kuhn is to be employed at will as the Company's Vice President, Distribution, Real Estate and Construction. Mr. Kuhn is a son-in-law of L. Douglas Gantos, a director of the Company.

    Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding executive compensation will be set forth under the caption "Executive Compensation" in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders scheduled to be held June 22, 1999, and, except for the information under the caption "Board Compensation Committee Report on Executive Compensation" or "Performance Graph", is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding the security ownership of certain beneficial owners and management will be set forth under the caption "Voting Securities and Principal Holders" and "Election of Directors" in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders scheduled to be held June 22, 1999, and is incorporated in this Item 12 by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions will be set forth under the caption "Certain Transactions" or "Executive Compensation--Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders scheduled to be held June 22, 1999, and is incorporated in the Item 13 by reference.

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

14(B) REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter ended January 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 1999

                                              GANTOS, INC.
                                              (Registrant)

                                              By:                   /s/ ARLENE H. STERN
                                                         -----------------------------------------
                                                                      Arlene H. Stern
                                                         ITS: PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           SIGNATURE                        TITLE                    DATE
--------------------------------  --------------------------  -------------------
                                  President and Chief
      /s/ ARLENE H. STERN           Executive Officer
--------------------------------    (Principal Executive        April 27, 1999
        Arlene H. Stern             Officer)

                                  Senior Vice President, and
     /s/ THOMAS J. VILLANO          Chief Financial Officer
--------------------------------    (Principal Financial and    April 27, 1999
       Thomas J. Villano            Accounting Officer)

     /s/ L. DOUGLAS GANTOS
--------------------------------  Director                      April 27, 1999
       L. Douglas Gantos

   /s/ ELIZABETH M. EVEILLARD
--------------------------------  Director                      April 27, 1999
     Elizabeth M. Eveillard

      /s/ FRED K. SCHOMER
--------------------------------  Director                      April 27, 1999
        Fred K. Schomer

     /s/ HANNAH H. STRASSER
--------------------------------  Director                      April 27, 1999
       Hannah H. Strasser

   /s/ MARY ELIZABETH BURTON
--------------------------------  Director                      April 27, 1999
     Mary Elizabeth Burton

       /s/ ERWIN A. MARKS
--------------------------------  Director                      April 27, 1999
         Erwin A. Marks

      /s/ S. AMANDA PUTNAM
--------------------------------  Director                      April 27, 1999
        S. Amanda Putnam

                                  GANTOS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                           ---------
Report of Independent Accountants........................................................................     F-2

Financial Statements

  Balance Sheets.........................................................................................     F-3

  Statements of Income (Loss)............................................................................     F-4

  Statements of Changes in Shareholders' Equity..........................................................     F-5

  Statements of Cash Flows...............................................................................     F-6

  Notes to Financial Statements..........................................................................   F-7-17

Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts...........................................................    F-18

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Gantos, Inc.

    In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gantos, Inc. at January 30, 1999 and January 31, 1998, and the results of its operations and cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and a tightening of trade credit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

Battle Creek, Michigan
April 13, 1999

                                  GANTOS, INC.
                                 BALANCE SHEETS

                                                                                          JANUARY 30,  JANUARY 31,
                                                                                             1999         1998
                                                                                          -----------  -----------
                                                                                           (IN THOUSANDS, EXCEPT
                                                                                                SHARE DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.............................................................   $   1,275    $   1,295
  Accounts receivable, less allowance for doubtful accounts of $577 and $591 at January
    30, 1999 and January 31, 1998, respectively.........................................      17,634       18,607
  Merchandise inventories...............................................................      27,808       22,540
  Prepaid expenses and other............................................................       8,053        8,205
                                                                                          -----------  -----------
    Total current assets................................................................      54,770       50,647
                                                                                          -----------  -----------
Property and equipment, at cost:
  Leasehold improvements................................................................      31,290       30,506
  Furniture and fixtures................................................................      31,813       31,517
  Other.................................................................................          88          122
                                                                                          -----------  -----------
    Total property and equipment........................................................      63,191       62,145
  Less--accumulated depreciation and amortization.......................................     (52,229)     (48,115)
                                                                                          -----------  -----------
Net property and equipment..............................................................      10,962       14,030
Other assets............................................................................         921          517
                                                                                          -----------  -----------
Total assets............................................................................   $  66,653    $  65,194
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................   $  12,189    $   7,644
  Accrued payroll.......................................................................       1,085        1,081
  Accrued expenses and other............................................................       6,407        7,391
                                                                                          -----------  -----------
    Total current liabilities...........................................................      19,681       16,116

Long-term debt..........................................................................      37,651       27,398

Shareholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued Common stock, $.01 par value, 20,000,000 shares authorized; 7,820,000 issued and outstanding at January 30, 1999 and 7,583,000 issued and outstanding at January 31,
    1998................................................................................          78           76
  Additional paid-in capital............................................................      41,433       40,977
  Accumulated deficit...................................................................     (32,190)     (19,373)
                                                                                          -----------  -----------
Total shareholders' equity..............................................................       9,321       21,680
                                                                                          -----------  -----------
Total liabilities and shareholders' equity..............................................   $  66,653    $  65,194
                                                                                          -----------  -----------
                                                                                          -----------  -----------

   The accompanying notes to financial statements are an integral part of the financial statements.

                                  GANTOS, INC.
                          STATEMENTS OF INCOME (LOSS)

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales..................................................................  $   149,625  $   161,966  $   184,366
Cost of sales (including buying, distribution and occupancy costs).........     (124,833)    (137,237)    (147,022)
                                                                             -----------  -----------  -----------
Gross income...............................................................       24,792       24,729       37,344
Selling, general and administrative expense................................      (36,337)     (38,807)     (37,407)
Finance charge and other revenue...........................................        4,562        4,843        4,732
Merger termination expense (Note 4)........................................         (823)
Relocation severance provision (Note 3)....................................                                   (400)
                                                                             -----------  -----------  -----------
Operating income (loss)....................................................       (7,806)      (9,235)       4,269
Interest expense...........................................................       (4,791)      (2,341)      (2,332)
                                                                             -----------  -----------  -----------
Income (loss) before extraordinary item and income taxes...................      (12,597)     (11,576)       1,937
Income tax benefit.........................................................                       615
                                                                             -----------  -----------  -----------
Net income (loss) before extraordinary item................................      (12,597)     (10,961)       1,937

Extraordinary item--net of income taxes
  Loss on early extinguishment of debt (Note 5)............................         (220)
                                                                             -----------  -----------  -----------
Net income (loss)..........................................................  $   (12,817) $   (10,961) $     1,937
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Per share amounts:
  Basic and diluted earnings per share:
    Income (loss) before extraordinary item................................  $     (1.65) $     (1.45) $       .26
    Extraordinary loss.....................................................        (0.03)
                                                                             -----------  -----------  -----------
Net income (loss) per share................................................  $     (1.68) $     (1.45) $       .26
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

   The accompanying notes to financial statements are an integral part of the financial statements.

                                  GANTOS, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                           COMMON STOCK
                                                     ------------------------  ADDITIONAL                     TOTAL
                                                      NUMBER OF                  PAID-IN    ACCUMULATED   SHAREHOLDERS'
                                                       SHARES       AMOUNT       CAPITAL      DEFICIT        EQUITY
                                                     -----------  -----------  -----------  ------------  -------------
                                                                               (IN THOUSANDS)
Balance at February 3, 1996........................       7,577    $      76    $  40,603    $  (10,349)   $    30,330
Restricted stock compensation expense..............                                   142                          142
Cancellation of restricted stock...................         (34)
Exercise of stock options..........................           2                         8                            8
Shares issued under employee stock purchase plan...          18                        45                           45
Net income for the year............................                                               1,937          1,937
                                                          -----          ---   -----------  ------------  -------------
Balance at February 1, 1997........................       7,563           76       40,798        (8,412)        32,462
                                                          -----          ---   -----------  ------------  -------------
Restricted stock compensation expense..............                                   109                          109
Cancellation of restricted stock...................         (14)
Cancellation of old common stock...................         (28)
Shares issued under employee stock purchase plan...          62                        70                           70
Net loss for the year..............................                                             (10,961)       (10,961)
                                                          -----          ---   -----------  ------------  -------------
Balance at January 31, 1998........................       7,583           76       40,977       (19,373)        21,680
Restricted stock compensation expense..............                                    11                           11
Issuance of warrants to bondholders................                                   394                          394
Exercise of warrants...............................         136            1                                         1
Shares issued under employee stock purchase plan...         101            1           51                           52
Net loss for the year..............................                                             (12,817)       (12,817)
                                                          -----          ---   -----------  ------------  -------------
Balance at January 30, 1999........................       7,820    $      78    $  41,433    $  (32,190)   $     9,321
                                                          -----          ---   -----------  ------------  -------------
                                                          -----          ---   -----------  ------------  -------------

   The accompanying notes to financial statements are an integral part of the financial statements.

                                  GANTOS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)........................................................  $   (12,817) $   (10,961) $     1,937
  Adjustments to reconcile net income (loss) to net cash provided by (used
    in) operating activities:
    Relocation severance provision.........................................                                    400
    Cash used for relocation severance and other...........................                      (400)          (9)
    Depreciation and amortization..........................................        4,443        4,782        5,493
    Restricted stock compensation expense..................................           11          109          142
    Warrant expense........................................................          110
    Other..................................................................          133
  Changes in assets and liabilities:
    Accounts receivable....................................................          973        3,366          646
    Merchandise inventories................................................       (5,268)        (167)       1,582
    Prepaid expenses and other.............................................          152       (5,034)        (320)
    Accounts payable.......................................................        4,545       (3,105)      (1,370)
    Accrued expenses and other.............................................         (980)      (1,835)      (2,410)
                                                                             -----------  -----------  -----------
Total adjustments..........................................................        4,119       (2,284)       4,154
                                                                             -----------  -----------  -----------
      Net cash (used in) provided by operating activities..................       (8,698)     (13,245)       6,091
                                                                             -----------  -----------  -----------
Cash flows from investing activities:
  Capital expenditures.....................................................       (1,079)      (4,901)      (2,696)
                                                                             -----------  -----------  -----------
    Net cash used by investing activities..................................       (1,079)      (4,901)      (2,696)
                                                                             -----------  -----------  -----------
Cash flows from financing activities:
  Principal payments under capital lease obligations and other long-term
    debt...................................................................       (1,980)      (4,119)        (455)
  Issuance of Common Stock.................................................           53           70           54
  Borrowings under revolving credit notes payable..........................      167,809      204,550      206,467
  Repayments under revolving credit notes payable..........................     (155,577)    (184,973)    (206,568)
  Other....................................................................         (548)        (433)
                                                                             -----------  -----------  -----------
    Net cash provided by (used in) financing activities....................        9,757       15,095         (502)
Net (decrease) increase in cash............................................          (20)      (3,051)       2,893
Cash and cash equivalents at beginning of year.............................        1,295        4,346        1,453
                                                                             -----------  -----------  -----------
Cash and cash equivalents at end of year...................................  $     1,275  $     1,295  $     4,346
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Cash paid during the year:
  Interest.................................................................  $     4,898  $     2,378  $     1,818
  Income taxes.............................................................  $   --       $        92  $        54

   The accompanying notes to financial statements are an integral part of the financial statements.

                                  GANTOS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                JANUARY 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INDUSTRY INFORMATION--The Company operates 115 women's apparel specialty stores in 23 states located primarily in the Western, Midwestern and Northeastern United States. The following is a summary of significant accounting policies:

    The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal year 1998 consisted of fifty-two weeks and ended on January 30, 1999; fiscal year 1997 consisted of fifty-two weeks and ended on January 31, 1998; and fiscal year 1996 consisted of fifty-two weeks and ended on February 1, 1997.

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

    Merchandise inventories are valued at the lower of cost or market, using the cost method, on the First-in, First-out (FIFO) basis. Approximately $2.0 and $1.4 million of merchandise development, procurement, storage and distribution costs are included in inventory at year end 1998 and 1997, respectively.

    The realizability of long-term assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. Evaluation is based on various analyses, including anticipated future cash flows and fair market value estimates.

    Commissions earned on leased shoe sales are included in net sales and totaled $737,000 in 1998, $889,000 in 1997 and $874,000 in 1996. Third party leased shoe sales totaled $5.2, $6.4 and $6.5 million in 1998, 1997 and 1996, respectively.

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

    Advertising costs are expensed the first time the advertising takes place. Net advertising expense approximated $1.5 million in both 1998 and 1997 and $1.2 million in 1996.

    Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 7,651,000 in 1998, 7,550,000 in 1997, and 7,574,000 in 1996. Diluted net earnings per share is similarly determined except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are principally comprised of common stock warrants issued in 1998 and employee stock options issued by the Company and had an insignificant impact on the computation of

                                  GANTOS, INC.

                                JANUARY 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) diluted net earnings per share during 1996. As a result of the net loss in 1998 and 1997, dilutive net earnings per share were computed in the same manner as basic net earnings per share for these periods.

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

    During 1998, approximately 28,000 common shares were forfeited under the provisions of the Company's 1995 Plan of Reorganization.

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

2. BASIS OF PRESENTATION

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended January 30, 1999, the Company incurred a loss of $12.8 million and has experienced continued tight trade credit. These factors among others may indicate that the Company may be unable to continue as a going concern. The Company will engage a financial advisor to assist management in exploring various strategic alternatives.

    The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of the Foothill/Paragon Facility and the Indenture, support from trade creditors, and future profitable operations.

3. PROVISION FOR SEVERANCE

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

                                  GANTOS, INC.

                                JANUARY 30, 1999

4. MERGER TERMINATION EXPENSE

    On May 12, 1998, the Company announced it had entered into a definitive Agreement and Plan of merger (the "Merger Agreement") with Hit or Miss, Inc. and HOM Holding, Inc., the sole stockholder of Hit or Miss. During the third quarter, the Board of Directors authorized the Company to terminate the Merger Agreement. As a result of the termination, the Company recorded as expense the costs of the proposed merger, including financial advisor and professional fees. This expense of approximately $823,000 was recorded as merger termination expense.

5. LONG-TERM DEBT

    A summary of long-term debt is as follows:

                                                                      JANUARY 30,  JANUARY 31,
                                                                         1999         1998
                                                                      -----------  -----------
                                                                            (THOUSANDS)
Revolving Credit Agreements bearing interest at variable rates......   $  31,809    $  19,577
Notes issued pursuant to an Indenture Agreement bearing interest at
 12.75%.............................................................       5,842        7,821
                                                                      -----------  -----------
                                                                       $  37,651    $  27,398
                                                                      -----------  -----------
                                                                      -----------  -----------

    On November 18, 1998, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation and Paragon Capital LLC (the "Foothill/Paragon Facility"), replacing its Revolving Credit Agreement with Fleet Bank N.A. The Company amended the Foothill/Paragon Facility as of February 28, 1999. The Foothill/Paragon Facility expires November 18, 2001, and it provides the Company with revolving credit loans and letters of credit up to $40 million, subject to a borrowing base formula and lender reserves (as defined in the agreement). Undrawn and unreimbursed letters of credit under the facility may not exceed $5,000,000 in face amount. Loans under the Foothill/Paragon Facility generally bear interest at Norwest Bank Minnesota's base rate plus 1.5%, except for special advances based on a higher inventory advance rate which bear interest at the base rate plus 4.0%. The interest is payable in arrears on the first day of each month. As of January 30, 1999, the Norwest Bank Minnesota base rate was 7.75%.

    The Foothill/Paragon Facility carries annual commitment fees, payable monthly, of 0.5% of the difference between $40 million and the average amount outstanding under the facility (including the face amount of letters of credit) and 1.5% of the face amount of outstanding letters of credit. The Company paid a $400,000 origination fee to Foothill/Paragon and must pay annual fees of $200,000 and $100,000 on November 18, 1999 and November 18, 2000, respectively to Foothill/Paragon. The Company must also pay servicing fees of $4,000 a month, which increase to $9,000 a month if the Company requests any special advances. The Foothill/Paragon Facility provides for a $1,200,000, $800,000 or $400,000 termination fee if the credit facility is terminated before November 18, 1999, November 18, 2000 or November 18, 2001, respectively.

    The Foothill/Paragon Facility is secured by substantially all of the Company's assets. The Foothill/ Paragon Facility contains, among other things, covenants with respect to (i) additional indebtedness, (ii) prohibitions on making distributions (including dividends), (iii) investments, (iv) minimum net worth, and (v) minimum earnings before interest, taxes, depreciation and amortization; and retail performance

                                  GANTOS, INC.

                                JANUARY 30, 1999

5. LONG-TERM DEBT (CONTINUED)
covenants with respect to (i) maximum capital expenditures, (ii) minimum and maximum inventory levels, (iii) minimum purchases, and (iv) minimum sales.

    As of January 30, 1999, the Company had $31.8 million in borrowings and $1.4 million in letters of credit outstanding under the Foothill/Paragon Facility, and approximately $1.4 million was available for borrowing under the Foothill/Paragon Facility.

    In March 1995, the Company issued approximately $12.4 million in original principal amount of six-year notes bearing interest payable quarterly at 12.75% (the "Notes"). The Notes were issued pursuant to an Indenture, dated as of April 1, 1995, between the Company and State Street Bank and Trust Company (formerly Fleet Bank, N.A. and Shawmut Bank Connecticut, National Association) (the "Indenture"). The Notes are payable in quarterly installments of approximately $775,000 beginning July 1, 1997 and ending September 1, 2000. The Notes are also subject to prepayment within 50 days after the end of each fiscal year of the Company in an amount equal to the Company's "Excess Cash Flow." Excess Cash Flow is 50% of the Company's "Free Cash Flow" in excess of $1.4 million in 1995, $3.5 million in 1996, $3.4 million in 1997, $2.4 million in 1998, and $4.3 million in 1999. Free Cash Flow is the Company's net income before extraordinary items, plus depreciation expense, minus specified capital expenditures and principal payments made with respect to indebtedness for borrowed money (other than the quarterly payments with respect to the Notes and payments under the Foothill/Paragon Facility). The amounts due within one year have been classified as long-term debt as the Company has both the intent and ability, through the Foothill/Paragon Facility, to refinance these amounts on a long term basis. The Company must also prepay the Notes with the proceeds of specified asset and securities sales. If Excess Cash Flows (as defined in the Indenture) were not at least $2.25 million by March 31, 1997, the Company was required to pay the shortfall. In fiscal 1996, the Company made an Excess Cash Flow Payment for fiscal 1995 of $455,000. During fiscal 1996, the Company did not have Excess Cash Flow and, accordingly, made a payment of $1.8 million for the shortfall during fiscal 1997. During 1998 and 1997, the Company did not have Excess Cash Flow and accordingly, was not required to make an Excess Cash Flow payment.

    The Notes are secured by a $5,000,000 life insurance policy on the life of a certain director of the Company until the Notes are transferred to a third party. The Notes secured by the policy must be prepaid with any proceeds from the life insurance policy. The Indenture contains, among other things, covenants with respect to (i) additional indebtedness, (ii) minimum net worth and (iii) prohibitions on paying dividends.

    As a result of failure to meet certain covenants, on December 15, 1997, the Company entered into the Supplemental Indenture No. 1 and an agreement with the trustee and principal holder of the Notes, respectively, to waive the existing EBITDA and interest coverage ratio defaults and to revise some of the financial covenants under the Indenture so that compliance with those covenants was based on a liquidity test as long as minimum levels of liquidity were maintained under the then existing Fleet Facility. The Indenture Supplement was entered into in exchange for the payment of approximately $400,000 plus expenses to the trustee for the benefit of the Note holders.

    The Indenture, was also amended effective as of June 30, 1998 to cure potential defaults under the Indenture. Previous covenants concerning capital expenditures, earnings before interest, taxes, depreciation and amortization, and interest coverage ratios were deleted from the Indenture. The remaining net worth covenant requires the Company to maintain a minimum net worth of $4.5 million at the end of each

                                  GANTOS, INC.

                                JANUARY 30, 1999

5. LONG-TERM DEBT (CONTINUED)
quarter through the third quarter of fiscal 2000 and $6.0 million at the end of each subsequent quarter. As of January 30, 1999, the Company's net worth was approximately $9.3 million. As of January 30, 1999, approximately $5.8 million in principal amount of notes were outstanding under the Indenture.

    Holders of approximately 96% of the notes underlying the Indenture agreed to defer payment of their regularly scheduled July 1, 1998 payment of principal, totaling approximately $745,000, until May 1, 1999 and 50% of their regularly scheduled January 1, 1999 payment of principal, totaling approximately $372,500, until February 15, 1999. In exchange for such deferral, the Company issued such holders five-year warrants to purchase 150,000 of the Company's Common Shares at an exercise price of $0.75 per share (the original warrants were issued at $1.675 per share in July 1998 and repriced to $0.75 per share in November 1998) and 225,000 of the Company's Common Shares at an exercise price of $0.01 per share. The Company has filed a registration statement on Form S-3 to register the resale of the Common Shares issuable upon exercise of those warrants. All stock warrants issued under this arrangement were immediately vested and had a term of 5 years. The fair value of stock warrants issued, approximately $394,000, was capitalized as debt costs and will be charged to interest expense over the remaining term of the Notes using the interest method. The Company recognized $110,000 of expense during the year ended January 30, 1999 related to the warrants. On January 26, 1999, 136,485 of the warrants, with an exercise price of $.01, were exercised.

    In November 1998, the Company terminated its Revolving Credit Agreement with Fleet Bank N.A. Payment of $220,000 ($.03 per share) in termination and other fees resulted in an extraordinary loss during the year ended January 30, 1999.

    If the Company's availability under the Foothill/Paragon Facility, trade credit or sales are lower than expected, or if the Company's borrowing requirements or liquidity needs are higher than expected, the Company could have insufficient liquidity to continue its current operations. Its business, operations, liquidity, financial condition and results of operations could be materially adversely affected, and the Company could be required to substantially reduce or discontinue its operations. In addition, there can be no assurance that the Company will be able to meet the financial covenants under its borrowing arrangements for the next 12 months unless sales and trade credit substantially improve.

                                  GANTOS, INC.

                                JANUARY 30, 1999

6. INCOME TAXES

    The Company's income tax benefit is composed of the following:

                                                       1998       1997       1996
                                                     ---------  ---------  ---------
Federal
  Current..........................................  $  --      $     615  $  --
  Deferred.........................................     --         --         --
                                                     ---------  ---------  ---------
                                                        --            615     --
                                                     ---------  ---------  ---------
State
  Current..........................................     --         --         --
  Deferred.........................................     --         --         --
                                                     ---------  ---------  ---------
                                                        --         --         --
                                                     ---------  ---------  ---------
Income tax benefit.................................  $  --      $     615  $  --
                                                     ---------  ---------  ---------
                                                     ---------  ---------  ---------

    The effective tax rate varies from the statutory rate as follows:

                                                    1998       1997       1996
                                                  ---------  ---------  ---------
Statutory rate..................................       35.0%      35.0%      35.0%
Effect of graduated tax rate....................      (1.0)%     (1.0)%     (1.0)%
Change in valuation allowance...................     (34.0)%    (34.0)%    (34.0)%
Reversal of tax reserves........................                   5.3%
                                                  ---------  ---------  ---------
                                                        0.0%       5.3%       0.0%
                                                  ---------  ---------  ---------
                                                  ---------  ---------  ---------

    Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," requires that deferred income taxes be recorded for "temporary differences" between the basis of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations. This method requires that deferred taxes be recorded based upon currently enacted tax rates.

    Based on the Company's current financial status, realization of the Company's deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109 and accordingly a valuation allowance for the entire net deferred tax asset amount has been recorded.

                                  GANTOS, INC.

                                JANUARY 30, 1999

6. INCOME TAXES (CONTINUED)
    The components of the net deferred tax asset (liability) and the related valuation allowance are as follows:

                                                                      JANUARY 30,  JANUARY 31,
                                                                         1999         1998
                                                                      -----------  -----------
                                                                            (THOUSANDS)
NOL carryforward....................................................   $  14,461    $   9,580
Tax credit carryforward.............................................       3,520        3,520
Other accrued expenses..............................................       1,281        1,710
Property and equipment..............................................       1,420          960
Other...............................................................         135          160
                                                                      -----------  -----------
Deferred tax assets.................................................      20,817       15,930
                                                                      -----------  -----------
Inventory...........................................................      (1,295)        (930)
Prepaid expenses....................................................        (614)        (680)
Property taxes......................................................        (523)        (530)
                                                                      -----------  -----------
Deferred tax liabilities............................................      (2,432)      (2,140)
                                                                      -----------  -----------
Subtotal............................................................      18,385       13,790
                                                                      -----------  -----------
Valuation allowance.................................................     (18,385)     (13,790)
                                                                      -----------  -----------
Net deferred tax assets (liabilities)...............................   $  --        $  --
                                                                      -----------  -----------
                                                                      -----------  -----------

    At January 30, 1999, the Company had net operating loss carryforwards available to offset future income for federal income tax reporting purposes of approximately $44.0 million, expiring in 2007-2019.

    If the Company experiences a change in ownership within the meaning of
Section 382 of the Internal Revenue Code, an annual limitation could be placed upon the Company's ability to realize the benefits of its net operating loss carryforwards.

7. LEASES

    The Company leases store locations, the corporate distribution center and office building, the corporate merchandising offices, and certain equipment from third parties. The remaining terms of these leases range from one to eleven years. Generally, the store leases contain provisions for additional rentals based on a percentage of sales. Total rent expense under these leases was approximately $16.1, $16.0 and $15.9 million in 1998, 1997 and 1996, respectively, which includes percentage of sales rentals of $0.1 million in 1996. Accrued rent expense of $3.0 million at January 30, 1999 and $3.9 million at January 31, 1998 is included in accrued expenses.

                                  GANTOS, INC.

                                JANUARY 30, 1999

7. LEASES (CONTINUED)
    Estimated future minimum rental payments are as follows:

                                                                                     LEASES
                                                                                   -----------
                                                                                   (THOUSANDS)
YEAR
---------------------------------------------------------------------------------
1999.............................................................................   $  15,977
2000.............................................................................      13,848
2001.............................................................................       9,868
2002.............................................................................       6,700
2003.............................................................................       2,899
Thereafter.......................................................................       7,902
                                                                                   -----------
Total minimum lease payments.....................................................   $  57,194
                                                                                   -----------
                                                                                   -----------

8. STOCK OPTION PLANS

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

    During 1998, the Company issued options to purchase 130,500 shares under the 1996 Plan at an exercise price of $.91. These options become exercisable over a five-year period. The number of shares available for grant under the 1996 Plan as of January 30, 1999 is 382,500.

    The Gantos, Inc. Stock Option Plan (the "1986 Plan") expired March 19, 1996. During 1995, as part of the Company's Plan of Reorganization, the Company issued 200,000 restricted shares to key management employees which vested in one-third annual installments beginning March 31, 1996 and were subject to certain restrictions of forfeiture. The compensation expense related to the awarding of restricted stock is recognized ratably over the restriction period.

                                  GANTOS INC.

                                JANUARY 30, 1999

8.  STOCK OPTION PLANS (CONTINUED)

    The total number of options that remain outstanding under the 1986 Plan is 271,000 and they will be exercisable in future years in accordance with terms of such options.

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

    During 1998, options to purchase 6,000 shares were granted under the Director Plan at an exercise price equal to the market value of Company's common shares at the grant date. The number of shares available for grant under the Director Plan at January 30, 1999 was 40,000.

    A summary of activity for the three years ended January 30, 1999 is as follows:

                                              NUMBER OF       NUMBER OF       TOTAL      RANGE OF
                                            NON-QUALIFIED    RESTRICTED     NUMBER OF   PRICES PER
                                               SHARES          SHARES        SHARES        SHARE
                                           ---------------  -------------  -----------  -----------
                                                      (THOUSANDS EXCEPT PER SHARE DATA)
Outstanding February 3, 1996.............           559             177           736   $ 3.25-4.16
Granted..................................           612                           612   $ 3.00-4.69
Exercised................................            (2)            (59)          (61)  $      4.16
Canceled.................................          (113)            (34)         (147)  $      4.16
                                                  -----             ---         -----   -----------
Outstanding February 1, 1997.............         1,056              84         1,140   $ 3.25-4.69
Granted..................................           263                           263   $ 2.00-2.28
Exercised................................                           (42)          (42)  $      4.16
Canceled.................................          (282)            (14)         (296)  $ 2.00-4.16
                                                  -----             ---         -----   -----------
Outstanding January 31, 1998.............         1,037              28         1,065   $ 2.00-4.69
Granted..................................           137                           137   $ 0.38-0.91
Exercised................................        --                 (28)          (28)  $      4.16
Canceled.................................          (225)                         (225)  $ 0.91-4.69
                                                  -----             ---         -----   -----------
Outstanding January 30, 1999.............           949                           949   $ 0.38-4.69
                                                  -----             ---         -----   -----------
                                                  -----             ---         -----   -----------
Exercisable..............................           580                           580   $ 0.38-4.69
                                                  -----             ---         -----   -----------
                                                  -----             ---         -----   -----------

    The Company has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation." The standard requires pro forma disclosure of net earnings and earnings per share as if the Company has accounted for its employee stock options using a fair value method. The fair value of

                                  GANTOS INC.

                                JANUARY 30, 1999

8.  STOCK OPTION PLANS (CONTINUED)
these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                              1998       1997       1996
                                                            ---------  ---------  ---------
Risk free interest rate...................................          7%         7%         7%
Dividend rate.............................................          0%         0%         0%
Volatility................................................      123.2%     110.9%      83.9%
Average expected term.....................................    5 Years    5 Years    5 Years

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma results, including the impact of employee stock options after February 3, 1996, are estimated to be:

                                                                 1998        1997       1996
                                                              ----------  ----------  ---------
                                                              (THOUSANDS EXCEPT PER SHARE DATA)
Compensation expense recognized for stock options...........  $      474  $      440  $     660
Net income (loss)...........................................  $  (13,291) $  (11,401) $   1,277
Net income (loss) per share (basic and dilulted)............  $    (1.74) $    (1.51) $     .17

    Employee stock options outstanding and exercisable under these plans as of January 30, 1999 were:

                                           OUTSTANDING
                       ---------------------------------------------------           EXERCISABLE
                                                        WEIGHTED AVERAGE    ------------------------------
                                    WEIGHTED AVERAGE        REMAINING                    WEIGHTED AVERAGE
RANGE OF PRICES          SHARES      EXERCISE PRICE     CONTRACTUAL LIFE      SHARES      EXERCISE PRICE
---------------------  -----------  -----------------  -------------------  -----------  -----------------
                                                (THOUSANDS EXCEPT PER SHARE DATA)
$0.38-0.91...........          82       $    0.89                 9.3                6       $    0.38
$2.00-2.99...........         153       $    2.17                 6.3               30       $    2.19
$3.00-3.99...........         119       $    3.43                 7.4               66       $    3.42
$4.00-4.99...........         595       $    4.42                 6.9              478       $    4.40
                              ---           -----                 ---              ---           -----
                              949                                                  580
                              ---                                                  ---
                              ---                                                  ---

9.  EMPLOYEE STOCK PURCHASE PLAN

    On June 20, 1996, the shareholders approved the Gantos, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP, as amended August 15, 1996, grants eligible employees the right to purchase common shares on a quarterly basis at the lower of 85% of the market price at the beginning or the end of each three month purchase period. These shares may be authorized but unissued shares, reacquired shares or shares bought on the open market. The discount is treated as equivalent to the cost of issuing stock for financial reporting purposes. During 1998, 101,329 shares were issued under the ESPP for $52,000. As of January 30, 1999, there are 19,533 shares reserved for future issuance under the ESPP.

                                  GANTOS INC.

                                JANUARY 30, 1999

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                      FIRST     SECOND      THIRD     FOURTH
                                                    ---------  ---------  ---------  ---------
                                                        (THOUSANDS, EXCEPT PER SHARE DATA)
1998
  Net sales.......................................  $  39,063  $  31,758  $  35,446  $  43,358
  Gross income....................................      8,170      3,362      6,231      7,029
  Net loss before extraordinary item..............       (745)    (4,952)    (4,017)    (2,883)
  Net loss........................................       (745)    (4,952)    (4,017)    (3,103)
  Net loss per share before extraordinary item
    (basic and diluted)...........................       (.10)      (.65)      (.52)      (.37)

1997
  Net sales.......................................  $  45,564  $  35,816  $  35,478  $  45,108
  Gross income....................................     10,348      4,165      5,451      4,765
  Net income (loss)...............................      1,455     (4,714)    (3,388)    (4,314)
  Net income (loss) per share (basic and
    diluted)......................................        .19       (.62)      (.45)      (.57)

    The sum of the quarterly net income (loss) per share amounts for the periods presented may not equal the annual amount reported because net income (loss) per share is computed independently for each quarter.

11.  OPERATING SEGMENTS

    In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which requires certain information to be reported about operating segments consistent with management's internal view of the Company.

    The Company has a single operating segment; women's retail clothing stores. The Company has no organizational structure dictated by product lines, geography or customer type. Profitability is evaluated at the store level. Retail sales are derived from one product line, women's clothing, and are to retail customers in the U.S. Long-lived assets are located exclusively in the U.S.

                                  GANTOS INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                            ADDITIONS
                                                                     ------------------------
                                                      BALANCE AT     CHARGED TO   CHARGED TO                 BALANCE AT
                                                     BEGINNING OF     COSTS AND      OTHER                     END OF
DESCRIPTION                                             PERIOD        EXPENSES     ACCOUNTS    DEDUCTIONS      PERIOD
--------------------------------------------------  ---------------  -----------  -----------  -----------  -------------
                                                                                 (THOUSANDS)
Allowance for doubtful accounts:
  1998............................................     $     591      $     981           --    $     995     $     577
  1997............................................           636          1,320           --        1,365           591
  1996............................................           572          1,226           --        1,162           636

EXHIBIT INDEX

Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the following list with an asterisk before the exhibit number.

DOCUMENT NUMBER AND DESCRIPTION

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

3(ii) Amended and Restated Bylaws, as amended November 13, 1998, incorporated by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998.

4.1 Form of Indenture between Gantos, Inc. and Shawmut Bank Connecticut, National Association, as Trustee, including forms of notes attached as exhibits, a reasonably itemized table of contents and a cross-reference sheet showing the location in the Indenture of the provision inserted pursuant to Section 310 through 318(a) inclusive of the Trust Indenture Act of 1939, incorporated by reference to Exhibit T3C to the Company's Application for Qualification of Indenture under the Trust Indenture Act of 1939 on Form T-3.

4.2 Supplemental Indenture No. 1, dated as of December 15, 1997, to Indenture dated as of April 1, 1995, between Gantos, Inc. and State Street Bank and Trust Company (successor to Fleet Bank N.A., which was the successor to Shawmut Bank Connecticut, National Association), as Trustee, and Agreement, dated as of December 15, 1997, between Elliott Associates, L.P. and Gantos, Inc., incorporated by reference to
       Exhibit 4.3 to the Company's Annual Report on form 10-K for the fiscal year ended January 31, 1998.

4.3 Restated Supplemental Indenture No. 2, dated as of June 30, 1998, to Indenture dated as of April 1, 1995 between Gantos, Inc. and State Street Bank and Trust Company (successor to Fleet Bank, N.A., which was the successor to Shawmut Bank Connecticut, National Association), as Trustee, and agreement dated as of June 30, 1998 by and among Gantos, Inc., State Street Bank and Trust Company, as Trustee, and Elliott Associates, L.P., incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (file no. 333-68545) filed with the Securities and Exchange Commission on December 8, 1998.

4.4 Agreements, dated as of September 25, 1998, between Gantos, Inc., and State Street Bank and Trust Company, as Trustee, and Agreements, dated as of September 24, 1998, between Gantos, Inc., and various holders of Notes issued under the Indenture, incorporated by reference to
       Exhibit 4.6 to the Company's Registration Statement on Form S-3 (file no. 333-68545) with the Securities and Exchange Commission on filed December 8, 1998.

                                  EXHIBIT INDEX

DOCUMENT NUMBER AND DESCRIPTION

4.5 Agreements, dated as of November 13, 1998, between Gantos, Inc., and various holders of Notes issued under the Indenture, incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (file no. 333-68545) filed with the Securities and Exchange Commission on December 8, 1998.

4.6 Form of Amended and Restated Common Share Purchase Warrant, dated as of November 13, 1998, by and between Gantos, Inc. and certain noteholders, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3 (file no. 333-68545) filed with the Securities and Exchange Commission on December 8, 1998.

4.7 Form of Common Share Purchase Warrant, dated as of November 13, 1998, by and between Gantos, Inc. and certain noteholders, incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-3 (file no. 333-68545) filed with the Securities and Exchange Commission on December 8, 1998.

4.8 Loan and Security Agreement, dated as of November 18, 1998, among Gantos, Inc., the financial institutions named therein, and Foothill Capital Corporation, as Agent, incorporated by reference to Exhibit
       4.10 to the Company's Registration Statement on Form S-3 (file no. 333-68545) filed with the Securities and Exchange Commission on December 8, 1998.

4.9 First Amendment to Loan and Security Agreement, dated as of February 28, 1999, by and among Gantos, Inc., the financial institutions named therein, and Foothill Capital Corporation, as agent.

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

                                 EXHIBIT INDEX

DOCUMENT NUMBER AND DESCRIPTION

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

*10.12 1998 Gantos, Inc. Executive Bonus Plan, adopted May 19, 1998, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

*10.13 Gantos, Inc. Master Severance Plan and Key Employee Retention Bonus
       Program adopted January 11, 1994 as amended March 15, 1994, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

*10.14 Letter of Employment, dated June 20, 1996, between Gantos, Inc. and
       Arlene H. Stern, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1996.

*10.15 Termination Agreement, dated May 12, 1998, between Gantos, Inc. and
       Arlene H. Stern, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

*10.16 Amendment, dated as of May 19, 1998, to Letter Agreement, dated as of June 20, 1996, between Gantos, Inc. and Arlene H. Stern, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998.

*10.17 Amendment, dated as of March 16, 1999, to Letter Agreement, dated as of June 20, 1996, between Gantos, Inc. and Arlene H. Stern.

*10.18 Letter of Employment, dated November 1, 1996, between Gantos, Inc. and
       Dennis Horstman, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

*10.19 Amendment, dated as of March 16, 1999, to Letter Agreement, dated as of November 1, 1996, between Gantos, Inc. and Dennis Horstman.

*10.20 Letter of Employment, dated April 23, 1997, between Gantos, Inc. and
       Mr. Neal Gottfried, incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

*10.21 Letter of Employment, dated September 3, 1996, between Gantos, Inc.
       and Ms. Vicki Boudreaux, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

*10.22 Amendment, dated as of October 2, 1998, to Letter Agreement, dated as of September 3, 1`996, between Gantos, Inc. and Vicki Boudreaux, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998.

                               EXHIBIT INDEX

DOCUMENT NUMBER AND DESCRIPTION

*10.23 Letter of Employment, dated August 19, 1997, between Gantos, Inc. and
       Mr. David C. Nelson, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1997.

*10.24 Letter of Employment, dated March 27, 1995, between Gantos, Inc. and
       Mr. L. Douglas Gantos, incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

*10.25 Amendment of Letter of Employment, dated as of March 19, 1996, between
       Gantos, Inc. and L. Douglas Gantos, incorporated by reference to
       Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

*10.26 Letter of Employment, dated March 16, 1999, between Gantos, Inc. and
       Thomas J. Villano.

*10.27 Letter of Employment, dated March 16, 1999, between Gantos, Inc. and
       Joseph B. Kuhn.

*10.28 Letter of Employment, dated March 16, 1999, between Gantos, Inc. and
       Diane Abbate-Fox.

*10.29 Letter Agreement, dated as of February 13, 1998, between Gantos, Inc.
       and PaineWebber Incorporated, incorporated by reference to Exhibit
       10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

23.1   Consent of independent accountants.

27.1   Financial Data Schedule.