Form 10-Q
period 1999-05-01
GANTOS INC
filed 1999-06-15
CIK 791182

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934.

For the quarterly period ended   May 1, 1999   or
                               ---------------

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934.

For the transition period from _____________ to _____________

Commission file number   0-14577
                       -----------

                                  Gantos, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Michigan                                       38-1414122
---------------------------------------                -------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)


      1266 E. Main Street, Fifth Floor, Stamford, Connecticut          06902
--------------------------------------------------------------------------------
          (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:   (203) 358-0294
                                                    -------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X            No
                                 -----             -----

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes   X            No
                                 -----             -----

Number of common shares outstanding at June 11, 1999:  7,829,216
                                                       ---------

                                  GANTOS, INC.



                                                                       Page
                                                                      Number
                                                                      ------

PART I.  FINANCIAL INFORMATION

              Statements of Operations                                  3

              Balance Sheets                                            4

              Statements of Cash Flows                                  5

              Notes to Financial Statements                             6-7

              Management's Discussion and Analysis of
              Results of Operations and Financial Condition             8-12

              Quantitative and Qualitative Disclosures about
              Market Risk                                               11-12


PART II. OTHER INFORMATION

              Exhibits and Reports on Form 8-K                          13

              Signatures                                                14













                                                              Page 2 of 14 pages

                                  GANTOS, INC.

                            STATEMENTS OF OPERATIONS
            (Amounts in thousands, except per share and store data)

                                                        13 Weeks Ended
                                               -------------------------------
                                                  May 1,                May 2,
                                                   1999                  1998
                                                   ----                  ----

Net sales                                        $40,765               $39,063

Cost of sales (including buying,
   distribution and occupancy costs)             (31,863)              (30,893)
                                               ---------             ---------

Gross income                                       8,902                 8,170

Selling, general and administrative expense       (8,888)               (9,120)

Finance charge and other revenue                   1,082                 1,071
                                               ---------             ---------

Operating income                                   1,096                   121

Interest expense                                  (1,258)                 (866)
                                               ---------             ---------

Net loss                                         $  (142)              $  (745)
                                               =========             =========

Net loss per share (basic and diluted)           $ (0.02)              $ (0.10)
                                               =========             =========
Per share amounts:

Weighted average shares outstanding
   (basic and diluted)                         7,822,755             7,592,159
                                               =========             =========

Stores open at end of period                         115                   115
                                                   =====                ======

                 See accompanying notes to financial statements.








                                                              Page 3 of 14 pages

                                  GANTOS, INC.

                                 BALANCE SHEETS
                   (Amounts in thousands, except share data)

ASSETS                                                           May 1,              January 30,            May 2,
------                                                            1999                  1999                 1998
                                                                  ----                  ----                 ----
Current assets:
   Cash and cash equivalents                                     $ 1,493               $ 1,275             $ 1,512
   Accounts receivable, less allowance for doubtful
      accounts of $577, $577 and $573 at May 1, 1999,
      January 30, 1999 and May 2, 1998, respectively              17,579                17,634              18,157
   Merchandise inventories                                        31,049                27,808              25,654
   Prepaid expenses and other                                     10,692                 8,053               9,220
                                                                 -------               -------             -------
      Total current assets                                        60,813                54,770              54,543
                                                                 -------               -------             -------
Property and equipment, at cost:
   Leasehold improvements                                         31,291                31,290              30,522
   Furniture and fixtures                                         31,936                31,813              31,583
   Other                                                             457                    88                 658
                                                                 -------               -------             -------
      Total property and equipment                                63,684                63,191              62,763
      Less - Accumulated depreciation and amortization           (53,247)              (52,229)            (49,182)
      Net property and equipment                                  10,437                10,962              13,581
Other assets                                                         888                   921                 609
                                                                 -------               -------             -------

Total assets                                                     $72,138               $66,653             $68,733
                                                                 =======               =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                              $19,977               $12,189             $12,780
   Accrued expenses and other                                      7,875                 7,492               8,163
                                                                 -------               -------             -------
      Total current liabilities                                   27,852                19,681              20,943
                                                                 -------               -------             -------
Long-term debt                                                    35,101                37,651              26,830
                                                                 -------               -------             -------
Shareholders' equity:
   Preferred stock, $.01 par value, 2,000,000
      shares authorized; none issued
   Common stock, $.01 par value, 20,000,000
      shares authorized; approximately 7,830,000,
      7,820,000 and 7,614,000 issued and
      outstanding at May 1, 1999, January 30, 1999,
      and May 2, 1998, respectively                                   78                    78                  76
   Additional paid-in capital                                     41,439                41,433              41,002
   Accumulated deficit                                           (32,332)              (32,190)            (20,118)
                                                                 -------               -------             -------
      Total shareholders' equity                                   9,185                 9,321              20,960
                                                                 -------               -------             -------

Total liabilities and shareholders' equity                       $72,138               $66,653             $68,733
                                                                 =======               =======             =======

                See accompanying notes to financial statements.





                                                              Page 4 of 14 pages

                                  GANTOS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Thousands)

                                                                               13 Weeks Ended
                                                                       ------------------------------
                                                                        May 1,                 May 2,
                                                                         1999                   1998
                                                                       --------               -------
Cash flows from operating activities:
   Net loss                                                            $   (142)              $  (745)
                                                                       --------               -------
   Adjustments to reconcile net loss to
      net cash provided by operating activities:                            -
         Depreciation and amortization                                    1,017                 1,186
         Restricted stock compensation expense                                0                    11
         Warrant expense
         Changes in assets and liabilities:
            Accounts receivable                                              55                   450
            Merchandise inventories                                      (3,241)               (3,115)
            Prepaid expenses and other                                   (2,639)               (1,015)
            Accounts payable                                              7,787                 5,136
            Accrued expenses and other                                      390                  (309)

Net cash provided by
   operating activities                                                   3,227                 1,599
                                                                       --------               -------

Cash flows from investing activities:
   Capital expenditures                                                    (493)                 (618)
                                                                       --------               -------
Net cash used by investing activities:                                     (493)                 (618)
                                                                       --------               -------

Cash flows from financing activities:
   Principal payments under capital lease
      obligations and other long-term debt                               (1,148)                 (775)
   Issuance of common shares                                                  0                    14
   Borrowings under revolving
      credit notes payable                                               42,300                65,705
   Repayments under revolving credit notes payable                       43,702                65,498
   Other                                                                     34                  (210)
                                                                       --------               -------
Net cash used in financing activities                                    (2,516)                 (764)
                                                                       --------               -------
Net increase in cash and cash equivalents                                   218                   217
Cash and cash equivalents at beginning of period                          1,275                 1,295
                                                                       --------               -------
Cash and cash equivalents at end of period                                1,493                 1,512
                                                                       ========               =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest (net of amount capitalized)                                $    941               $   694
   Income taxes                                                        $      -               $    44

                See accompanying notes to financial statements.





                                                              Page 5 of 14 pages

                                  GANTOS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1. The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Nevertheless, it is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

      The accompanying interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented and necessary to present fairly the financial position as of May 1, 1999, January 30, 1999 and May 2, 1998 and the results of operations and cash flows for the thirteen weeks ended May 1, 1999 and May 2, 1998. All adjustments are of a normal and recurring nature.

      The results of operations for the thirteen week periods ended May 1, 1999 and May 2, 1998 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business.

2. Inventories are stated at the lower of cost or market. A physical inventory to determine actual cost of merchandise sold is taken at least two times per year.

3. Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period presented.

      Diluted net loss per share is similarly determined except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential shares are principally comprised of common stock warrants issued in 1998 [and 1997] and employee stock options issued by the Company and had an insignificant impact on the computation of diluted net loss per share during the periods presented. As a result of the net loss in the first quarters of 1999 and 1998, diluted net loss per share was computed on the same diluted manner as basic net loss per share for these periods.

4.    Long-Term Debt

      A summary of long-term debt is as follows:

                                                                        May 1,         January 30,
                                                                         1999             1999
                                                                     -------------    --------------
                                                                              (Thousands)
         Revolving Credit Agreement bearing interest at variable
            rates                                                         $30,407           $31,809
         Notes issued pursuant to an Indenture Agreement bearing
            Interest at 12.75%                                              4,694             5,842
                                                                     -------------    --------------
                                                                          $35,101           $37,651
                                                                     =============    ==============

                                                              Page 6 of 14 pages

      As of May 1, 1999, the Company had $30.4 million in borrowings and $0.6 million in letters of credit outstanding under its loan and Security Agreements with Foothill Capital Corporation and Paragon Capital LLC (the "Foothill/Paragon Facility"), and approximately $3.0 million was available for borrowing under the Foothill/Paragon Facility.

      As of April 30, 1999 holders of approximately 96% in principal amount of the Company's 12.75% notes issued under the Indenture, dated as of April 1, 1995, as amended (the "Indenture") agreed to reschedule their portion of the principal payments on the notes underlying the Indenture. For holders of the remaining 4% in principal amount of notes, the payment schedule remains unaffected. The Company and the Trustee under the Indenture are in the process of documenting an amendment to the indenture to reflect the new payment schedule. For the rescheduled holders the payment schedule will be as follows:

               Date            Amount             Date            Amount
            -----------    -------------       -----------    -------------

                5/1/99       $223,874             10/1/00       $335,811
                7/1/99       $223,874              1/1/01       $746,246
               10/1/99       $223,874              4/1/01       $671,621
                1/1/00       $671,621              7/1/01       $444,577
                4/1/00       $671,621
                7/1/00       $335,811

      In exchange for such amendment to the payment schedule, the Company issued the affected holders five-year warrants to purchase 475,000 of the Company's Common Shares at an exercise price of $0.01 per share. The Company has agreed to issue shares without transfer restrictions upon exercise of the warrants or to file a registration statement on Form S-3 to register the resale of the Common Shares issuable upon exercise of those warrants. All stock warrants issued under this arrangement will be immediately vested and have a term of five years. The fair value of stock warrants issued, approximately $400,000, will be capitalized and will be charged to interest expense over the remaining term of the Notes using the interest method.

      If the Company's availability under the Foothill/Paragon Facility, trade credit or sales are lower than expected, or if the Company" borrowing requirements or liquidity needs are higher than expected, the Company could have insufficient liquidity to continue its current operation, its business, operations, liquidity, financial condition and results of operations could be materially adversely affected, and the Company could be required to substantially reduce or discontinue its operations. In addition, there can be no assurance that the Company will be able to meet the financial covenants under its borrowing arrangements for the next 12 months unless sales and trade credit substantially improve.

5. The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarter ended May 1, 1999, the Company incurred a loss of $142,000 and has experienced continued tight trade credit. See also Note 4. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company expects to engage a financial advisor to assist management in exploring various strategic alternatives.

      The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of the Foothill/Paragon Facility and the Indenture, support form trade creditors, changes in comparable store sales, and future profitable operations.




                                                              Page 7 of 14 pages

                                  GANTOS, INC.

                           MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


Results of Operations

Thirteen Weeks Ended May 1, 1999 Compared to Thirteen Weeks Ended May 2, 1998

The following table indicates the percentage relationships to net sales of various revenue and expense items for the thirteen-week periods ended May 1, 1999 and May 2, 1998.

                                                       As a percent of net
                                                     sales for the thirteen
                                                           weeks ended
                                                 ------------------------------
                                                    May 1,            May 2,
                                                     1999              1998
                                                 ------------      ------------

Net sales                                           100.0 %           100.0 %

Cost of sales (including buying,
   distribution and occupancy costs)                (78.2)            (79.1)
                                                 ------------      ------------

Gross income                                         21.8              20.9

Selling, general and administrative expense         (21.8)            (23.3)

Finance charge and other revenue                      2.7               2.7
                                                 ------------      ------------

Operating income                                      2.7               0.3

Interest expense                                     (3.0)             (2.2)
                                                 ------------      ------------

Net loss                                             (0.3)%            (1.9)%
                                                 ============      ============

Net sales for the thirteen weeks ended May 1, 1999 were approximately $40.8 million, an increase of approximately $1.7 million, or 4.4%, compared to net sales of approximately $39.1 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods increased 5.1%, or $2.0 million, for the first quarter of 1999 compared to the same period in the prior year. The 5.1% increase in comparable store sales is comprised of a 0.6% increase in unit sales and a 4.5% increase in average sales dollars per unit.

Cost of sales for the thirteen weeks ended May 1, 1999, increased approximately $1.0 million, while decreasing as a percent of net sales to 78.2%, compared to 79.1% in the thirteen weeks ended May 2, 1998. The decrease in cost of sales, as a percentage of net sales, is primarily the result of increased sales volume with lower buying, distribution and occupancy costs, higher vendor allowances and higher initial markups than in the previous year, all as a percentage of net sales, partially offset by higher net markdowns.




                                                              Page 8 of 14 pages

Selling, general and administrative (SG&A) expense for the thirteen weeks ended May 1, 1999 decreased approximately $0.2 million compared to the same period in the prior fiscal year. As a percent of net sales, SG&A expense decreased from 23.3% to 21.8% for the thirteen weeks ended May 1, 1999. The decrease is primarily due to lower administrative payroll due to the consolidation of administrative functions. Further savings were realized in transportation services and insurance costs.

Finance charge and other revenues were flat in the first quarter of 1999 compared to the first quarter of 1998.

Interest expense increased approximately $372,000 during the thirteen weeks ended May 1, 1999, compared to the same period in the prior fiscal year. The increase is due to higher debt levels under the Fleet and Foothill/Paragon Facility and fees associated with the extension of the credit agreement required during the negotiations of the proposed HOM Holding and its replacement with the Foothill/Paragon Facility, partially offset by reduced interest expense on the Indenture Notes as a result of scheduled principal payments. The increase in amounts outstanding under the Foothill/Paragon Facility is due to operating losses and higher inventory purchase levels. Further expenses related to the issuance of warrants (for long-term debt payment deferral) were charged to interest expense.

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

These factors resulted in a net loss of approximately $0.1 million, or $0.02 per share, in the first quarter of 1999 compared to net loss of approximately $0.7 million, or $0.10 per share, in the first quarter of 1998.













                                                              Page 9 of 14 pages

Liquidity and Capital Resources

Net cash provided by operating activities was $3.2 million in the first quarter of 1999 compared to $1.6 million in the same period a year ago. The increase was primarily due to an increase in accounts payable due primarily to higher inventory purchases, an increase in accrued expenses and a lower net loss (net of non-cash items) compared to 1998. These sources of cash are partially offset by a larger increase in prepaid expenses and other in 1999 compared to 1998 due to the increased need for prepayment of merchandise purchases as a result of tighter trade credit and approximately $2 million of deposits held by factors. Also offsetting cash provided by operations was a smaller decrease in accounts receivable partially due to an overall decrease of accounts receivable as a percent of sales. The Company expects the accounts receivable balance to be lower for the remainder of 1999 compared to 1998 and that trade credit will remain tight through at least the second quarter of 1999.

Capital expenditures for the first three months of fiscal 1999 were approximately $493,000, compared to approximately $618,000 for the first three months of fiscal 1998. Capital expenditures in fiscal 1999 were primarily for remodeling one store and computer upgrades to become year 2000 compliant.

Net cash used by financing activities in the first quarter of 1999 was approximately $2.5 million compared to net cash used of approximately $0.8 million in the same period a year ago. The increase in cash used is the result of the payment in the first quarter of approximately 50% of the sinking fund payment deferred from the fourth quarter of 1998 and the repayment of borrowings under the Foothill/Paragon Facility.

The Company has a Loan and Security Agreement with Foothill Capital Corporation and Paragon Capital LLC (the "Foothill/Paragon Facility"). The Foothill/Paragon Facility expires November 18, 2001, and it provides the Company with revolving credit loans and letters of credit up to $40 million, subject to a borrowing base formula and lender reserves (as defined in the agreement). Undrawn and unreimbursed letters of credit under the facility may not exceed $5,000,000 in face amount.

As of June 7, 1999, the Company had $32.1 million in borrowings and $1.8 million in letters of credit outstanding under this facility, and approximately $1.9 million was available for borrowing under this facility. During the first quarter of 1999, the weighted average interest rate under this facility was 9.75%.

As of June 7, 1999, approximately $4.5 million in principal amount of notes were outstanding under the Company's Indenture, under which its 12.75% Notes were issued. As of April 30, 1999 holders of approximately 96% in principal amount of the notes issued under the indenture agreed to reschedule payments of the notes outstanding under the Indenture. For holders of the remaining 4% in principal amount of notes, the payment schedule. The Company and the Trustee under the Indenture are in the process of documenting an amendment to the Indenture to reflect the new payment schedule. For the rescheduled holders, the payment schedule is as follows:

          Date              Amount             Date            Amount
       -----------     -------------        -----------     -------------

           5/1/99         $223,874             10/1/00       $335,811
           7/1/99         $223,874              1/1/01       $746,247
          10/1/99         $223,874              4/1/01       $671,622
           1/1/00         $671,622              7/1/01       $444,577
           4/1/00         $671,622
           7/1/00         $335,811

In exchange for such amendment to the payment schedule, the Companys has agreed to issue to the affected holders five-year warrants to purchase 475,000 of the Company's Common Shares at an exercise price of $0.01 per share. These warrants are expected to be issued when the amendment to the Indenture is signed. The Company has agreed to issue shares without transfer restrictions upon exercise of the warrants or to file a registration statement of Form S-3 to register the resale of the Common Shares issuable upon exercise of those warrants. All stock warrants issued under this arrangement will be immediately

                                                             Page 10 of 14 pages
vested and have a term of five years. The fair value of the stock warrants issued, approximately $400,000, will be capitalized and will be charged to interest expense over the remaining term of the Notes using the interest method.

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

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. To distinguish 21st century dates from 20th century dates, these date code fields must be able to accept four digit entries. The Company has evaluated its management information systems (including information technology ("IT") and non-IT computerized systems) and has prepared a plan for Year 2000 compliance. The Company estimates that the cost to modify its management information systems to become Year 2000 compliant will be approximately $400,000. Through May 1, 1999, the Company has spent approximately $200,000 to modify its management information systems to become Year 2000 compliant. Given that the Company expects to complete installation and testing of its modifications by June 1999, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. The Company is also evaluating the systems of its vendors to ensure that these companies are Year 2000 compliant. The cost of this evaluation is expected to be nominal. In the event that its current vendors are unable to certify that they will be Year 2000 compliant by [early 1999] or if such vendors are unable to certify that their failure to be Year 2000 complaint will not adversely affect the Company, the Company will be reviewing its alternatives with respect to other vendors. There can be no assurance that the Company will be able to find vendors that are acceptable to the Company. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company or its vendors to become Year 2000 complaint.

Many risks, however, such as the failure to perform by public utilities, telecommunications providers and financial institutions, and the impact of the Year 2000 issue on the economy as a whole, are outside the Company's control and could adversely affect the Company and its ability to conduct its business. While the Company believes its efforts will adequately identify and address the Year 2000 issues that are within its reasonable control, the Year 2000 issue might still have a material adverse impact on the Company's business, financial condition, or results of operations.

Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's cash resources to meet future liquidity needs and future compliance with financial covenants) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the level of support of the Company's trade creditors and factors, general trends in retail clothing apparel purchasing, especially during the Christmas season, the Company's comparable store sales changes, and the factors set forth in this Management's Discussion and Analysis of Results of the Company's ability to obtain merchandise Operations and Financial Condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The tables below provides information about the Company's financial instruments that are sensitive to changes in interest rates, consisting of debt obligations. The Company's fixed rate debt obligations include the 12-3/4% Notes issued under its Indenture. The Company's variable rate debt obligations include indebtedness under the Foothill/Paragon Facility. For these debt obligations, the table presents scheduled principal cash flows and related weighted average interest rates by expected maturity dates for each of the next five years, aggregate subsequent

                                                             Page 11 of 14 pages
maturities and the market value of the debt as of May 1, 1999. Weighted average interest rates are based on contractual interest rates for fixed rate obligations and are based on current rates for variable rate obligations. The information is presented in U.S. dollars, which is the Company's reporting currency and the denomination of the debt's actual cash flows.

                                                             May 1, 1999

                                                        Expected maturity date
------------------------------------------------------------------------------------------------------------------------------------
                                1999        2000         2001         2002        2003       Thereafter       Total       Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Liabilities
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Long-term Debt:
------------------------------------------------------------------------------------------------------------------------------------
   Fixed Rate                  $2,577      $2,149      $ 1,116       $0          $0          $0              $            $
------------------------------------------------------------------------------------------------------------------------------------
      Average interest rate     12.75%      12.75%       12.75%      N/A         N/A         N/A                    %
------------------------------------------------------------------------------------------------------------------------------------
   Variable Rate               $    0      $    0      $30,406       $0          $0          $0              $30,406      $
------------------------------------------------------------------------------------------------------------------------------------
      Average interest rate         0%          0%        9.05%      N/A         N/A         N/A                9.05%
------------------------------------------------------------------------------------------------------------------------------------




















                                                             Page 12 of 14 pages

                           PART II. OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

As of April 30, 1999, holders of approximately 96% in principal amount of the Company's 12.75% Notes issued under its Indenture agreed to reschedule their portion of the principal payments on the notes outstanding under the Indenture. The Company and the Trustee under the Indenture are in the process of documenting an amendment to the Indenture to reflect the new payment schedule. See Note 4 of the Notes to Financial Statements in Item 1 of Part I of this report for a description of the charges. In exchange for such amendment to the payment schedule, the Company has agreed to issue the affected holders five-year warrants to purchase 475,000 of the Company's Common Shares at an exercise price of $0.01 per share. These warrants are expected to be issued when the amendment to the Indenture is signed. All stock warrants issued under this arrangement will be immediately vested and have a term of five years. The Company has agreed to issue shares without transfer restrictions upon exercise of the warrants or to file a registration statement of Form S-3 to register the resale of the Common Shares issuable upon exercise of those warrants. Such warrants have not been registered, but are expected to be issued in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) under the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

               (a)  Exhibits.

                    10.1 Letter of Employment, dated May 10, 1999, between Gantos, Inc. and Trudy Johnston-Chianciola.

                    10.2 Severance Benefits Letter, dated as of March 16, 1999, between Gantos, Inc. and Joseph Kuhn.

                    10.3 Severance Benefits Letter, dated as of March 16, 1999, between Gantos, Inc. and Diane Abbate-Fox.

                    10.4 Severance Agreement, dated as of June 7, 1999, between Gantos, Inc. and Neal Gottfried.

                    27    Financial Data Schedule

               (b)  Reports on Form 8-K.

                    The Company did not file any reports on Form 8-K during its fiscal quarter ended May 1, 1999.







                                                             Page 13 of 14 pages

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 15, 1999



                                                  GANTOS, INC.
                                  ---------------------------------------------
                                                  (Registrant)





                              By:  /s/         THOMAS J. VILLANO
                                  ---------------------------------------------
                                               THOMAS J. VILLANO
                                       ITS CHIEF FINANCIAL OFFICER (DULY
                                       AUTHORIZED OFFICER AND PRINCIPAL
                                              FINANCIAL OFFICER)












                                                             Page 14 of 14 pages

                                  EXHIBIT INDEX


DOCUMENT NUMBER AND DESCRIPTION

               10.1 Letter of Employment, dated May 10, 1999, between Gantos, Inc. and Trudy Johnston-Chianciola.

               10.2 Severance Benefits Letter, dated as of March 16, 1999, between Gantos, Inc. and Joseph Kuhn.

               10.3 Severance Benefits Letter, dated as of March 16, 1999, between Gantos, Inc. and Diane Abbate-Fox.

               10.4 Severance Agreement, dated as of June 7, 1999, between Gantos, Inc. and Neal Gottfried.

               27    Financial Data Schedule