Form 10-Q
period 1999-07-31
GANTOS INC
filed 1999-09-14
CIK 791182

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
 X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934.

For the quarterly period ended July 31, 1999 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934.

For the transition period from                   to
                              ------------------   ------------------

Commission file number    0-14577
                      ---------------

                                  Gantos, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Michigan                              38-1414122
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)



          1266 E. Main Street, Fifth Floor, Stamford, Connecticut 06902
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (203) 358-0294
                                                   ------------------

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


                                 Yes X    No
                                    ---     ---


Number of common shares outstanding at September 10, 1999:  2,707,856
                                                          -------------

                                  GANTOS, INC.

                                                                           Page
                                                                          Number
                                                                          ------

PART  I.    UNAUDITED FINANCIAL INFORMATION

            Statements of Operations (Unaudited)                           3

            Balance Sheets (Unaudited)                                     4

            Statements of Cash Flows (Unaudited)                           5

            Notes to Unaudited Financial Statements                        6-7

            Management's Discussion and Analysis of
            Results of Operations and Financial Condition                  8-11

            Quantitative and Qualitative Disclosures
            about Market Risk                                              12

PART II.    OTHER INFORMATION

            Submission of Matters to a Vote of Security Holders            13-14

            Exhibits and Reports on Form 8-K                               14-15

            Signature                                                      16












                                                              Page 2 of 16 pages

                                  GANTOS, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)
         (Amounts in thousands, except share, per share and store data)


                                                                       13 Weeks Ended                      26 Weeks Ended
                                                                 July 31,           Aug. 1,          July 31,           Aug. 1,
                                                                   1999              1998              1999              1998
                                                              --------------    --------------    --------------    --------------
Net sales                                                           $32,960           $31,758           $73,725           $70,822

Cost of sales (including buying,
   distribution and occupancy costs)                                (28,167)          (28,396)          (60,030)          (59,289)
                                                              --------------    --------------    --------------    --------------

Gross income                                                          4,793             3,362            13,695            11,533

Selling, general and administrative
   expense                                                           (8,825)           (8,517)          (17,713)          (17,637)

Finance charge and other revenue                                      1,006             1,061             2,088             2,132
                                                              --------------    --------------    --------------    --------------

Operating income (loss)                                              (3,026)           (4,094)           (1,930)           (3,972)

Interest expense                                                     (1,269)             (858)           (2,507)           (1,725)
                                                              --------------    --------------    --------------    --------------

Loss before income taxes                                             (4,295)           (4,952)           (4,437)           (5,697)
                                                              --------------    --------------    --------------    --------------

Income taxes                                                              -                 -                 -                 -
                                                              --------------    --------------    --------------    --------------

Net loss                                                             (4,295)           (4,952)           (4,437)           (5,697)
                                                              ==============    ==============    ==============    ==============

Net loss per share (basic and diluted)                                (1.63)            (1.95)            (1.69)            (2.25)
                                                              ==============    ==============    ==============    ==============
Weighted average
   shares outstanding (basic and diluted)                         2,642,444         2,542,843         2,625,015         2,536,781
                                                              ==============    ==============    ==============    ==============

Stores open at end of period                                            115               115               115               115
                                                              ==============    ==============    ==============    ==============


            See accompanying notes to unaudited financial statements.













                                                              Page 3 of 16 pages

                                  GANTOS, INC.

                           BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)


ASSETS                                                                          July 31,         January 30,          Aug. 1,
                                                                                  1999              1999               1998
                                                                             --------------     -------------     --------------
Current assets:
   Cash and cash equivalents                                                      $  1,164          $  1,275           $    775
                                                                             --------------     -------------     --------------
   Accounts receivable, less allowance for doubtful accounts of $578,
      $577 and  $492 at July 31, 1999, January 30, 1999 and
      August 1, 1998, respectively                                                  16,060            17,634             16,203
   Merchandise inventories                                                          31,038            27,808             26,640
   Prepaid expenses and other                                                       11,429             8,053              8,362
                                                                             --------------     -------------     --------------
      Total current assets                                                          59,691            54,770             51,980
                                                                             --------------     -------------     --------------
Property and equipment, at cost:
   Leasehold improvements                                                           31,551            31,290             31,076
   Furniture and fixtures                                                           32,270            31,813             31,716
   Other                                                                               215                88                772
                                                                             --------------     -------------     --------------
      Total property and equipment                                                  64,036            63,191             63,564
   Less - Accumulated depreciation
      and amortization                                                             (54,263)          (52,229)           (50,247)
                                                                             --------------     -------------     --------------
      Net property and equipment                                                     9,773            10,962             13,317
                                                                             --------------     -------------     --------------
Other assets                                                                           983               921                  -
                                                                             --------------     -------------     --------------

Total assets                                                                      $ 70,447          $ 66,653           $ 65,297
                                                                             ==============     =============     ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $ 22,023          $ 12,189           $  9,977
   Accrued expenses and other                                                        6,344             7,492              7,954
                                                                             ---------------    -------------     --------------
      Total current liabilities                                                     28,367            19,681             17,931
                                                                             ---------------    -------------     --------------
Long-term debt                                                                      36,893            37,651             31,339
                                                                             ---------------    -------------     --------------
Shareholders' equity:
   Preferred stock, $.01 par value, 2,000,000
      shares authorized; none issued
   Common stock, $.01 par value, 20,000,000 shares authorized;
      approximately 2,708,000 issued and outstanding at July 31, 1999,
      2,607,000 issued and outstanding at January 30, 1999 and 2,553,000
      issued and outstanding at August 1, 1998                                          27                26                 26
   Additional paid-in capital                                                       41,786            41,485             41,071
   Accumulated deficit                                                             (36,626)          (32,190)           (25,070)
                                                                             ---------------    -------------     --------------
      Total shareholders' equity                                                     5,187             9,321             16,027
                                                                             ===============    =============     ==============
Total liabilities and shareholders' equity                                        $ 70,447          $ 66,653           $ 65,297
                                                                             ===============    =============     ==============


            See accompanying notes to unaudited financial statements.


                                                              Page 4 of 16 pages

                                  GANTOS, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Thousands)


                                                                                            26 Weeks Ended
                                                                                    --------------------------------
                                                                                       July 31,           Aug. 1,
                                                                                         1999              1998
                                                                                    --------------    --------------
Cash flows from operating activities:
   Net loss                                                                              $ (4,295)         $ (5,697)
                                                                                    --------------    --------------
   Adjustments to reconcile net loss
      to net cash provided (used) by operating activities:
         Depreciation and amortization                                                      1,897             2,251
         Restricted stock compensation expense                                                  -                30
         Other                                                                                 (4)                -
         Changes in assets and liabilities:
            Accounts receivable                                                             1,574             2,404
            Merchandise inventories                                                        (3,230)           (4,100)
            Prepaid expenses and other                                                     (3,376)             (157)
            Accounts payable                                                                9,834             2,333
            Accrued expenses and other                                                     (1,148)             (518)
                                                                                    --------------    --------------
               Total adjustments                                                            5,547             2,243

   Net cash provided in (used) by operating activities                                      1,252           (3,454)
                                                                                    --------------    --------------

Cash flows from investing activities:
   Capital expenditures                                                                      (845)             (696)
                                                                                    --------------    --------------
Net cash used in investing activities                                                        (845)             (696)
                                                                                    --------------    --------------

Cash flows from financing activities:
   Principal payments under capital lease
      obligations and other long-term debt                                                 (1,624)             (803)
  Issuance of common shares                                                                   302                14
  Borrowings under revolving credit notes payable                                          86,196            82,394
  Repayments under revolving credit notes payable                                         (85,329)          (77,650)
  Other                                                                                       (61)             (325)
                                                                                    --------------    --------------
Net cash (used in) provided by financing activities                                          (516)             3,630
                                                                                    --------------    --------------

Net decrease in cash and cash equivalents                                                    (111)             (520)
Cash and cash equivalents at beginning of period                                            1,275             1,295
                                                                                    --------------    --------------
Cash and cash equivalents at end of period                                               $  1,164          $    775
                                                                                    ==============    ==============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                                              $  2,264          $    860
   Income taxes                                                                                 -                 -


            See accompanying notes to unaudited financial statements.




                                                              Page 5 of 16 pages

                                  GANTOS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Nevertheless, it is recommended that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

      The accompanying interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented and necessary to present fairly the financial position as of July 31, 1999, January 30, 1999 and August 1, 1998 and the results of operations for the thirteen and twenty -six weeks, and cash flows for the twenty-six weeks, ended July 31, 1999 and August 1, 1998. Effective July 21, 1999, the Company affected a one-for-three reverse stock split. The financial statements have been restated to give retroactive effect to this reverse stock split. All other adjustments are of a normal and recurring nature.

      The results of operations for the thirteen-week and twenty-six week periods ended July 31, 1999 and August 1, 1998 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business.

2. Inventories are stated at the lower of cost or market and consists primarily of finished goods.

3. Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period presented.

      Diluted loss per share data has not been presented because its effect is anti-dilutive.

4.    Long-Term Debt

      As of August 2, 1999, the Company had $33.8 million in borrowings and $1.0 million in letters of credit outstanding under its Loan and Security Agreement with Foothill Capital Corporation and Paragon Capital LLC (the "Foothill/Paragon Facility"), and approximately $0.4 million was available for borrowing under the Foothill/Paragon Facility.















                                                              Page 6 of 16 pages

      As of April 30, 1999 holders of approximately 96% in principal amount of the Company's 12.75% notes issued under the Indenture, dated as of April 1, 1995, as amended (the "Indenture") agreed to reschedule their portion of the principal payments on the notes outstanding under the Indenture. For holders of the remaining 4% in principal amount of notes, the payment schedule remains unaffected. As of July 1, 1999, the Company and the Trustee under the Indenture amended the Indenture to reflect the new payment schedule. For the rescheduled holders the payment schedule is as follows:


           Date              Amount             Date            Amount
      ----------------    -------------     -------------    -------------
           5/1/99            $223,874          10/1/00         $335,811
           7/1/99            $223,874           1/1/01         $746,246
          10/1/99            $223,874           4/1/01         $671,621
           1/1/00            $671,621           7/1/01         $444,577
           4/1/00            $671,621
           7/1/00            $335,811


      In exchange for such amendment to the payment schedule, the Company issued to the affected holders five-year warrants to purchase 475,000 of the Company's Common Shares at an exercise price of $0.01 per share. All stock warrants issued under this arrangement were immediately vested and have a term of five years. The fair value of stock warrants issued, approximately $400,000, was capitalized as accrued expenses and is being charged to interest expense over the remaining term of the Notes using the interest method.

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

5. The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended July 31, 1999, the Company incurred a loss of $4,437,000 and has experienced continued tight trade credit. See also Note 4. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company is exploring various strategic alternatives.

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









                                                             Pages 7 of 16 pages

                                  GANTOS, INC.
                           MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

Results of Operations

Thirteen and Twenty-six Weeks Ended July 31, 1999, Compared to Thirteen and Twenty-six Weeks Ended August 1, 1998.

The following table indicates the percentage relationships to net sales of various revenue and expense items for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998.


                                                      As a percent of net                 As a percent of net
                                                    sales for the thirteen               sales for the twenty-
                                                          weeks ended                       six weeks ended
                                                --------------------------------    --------------------------------
                                                  July 31,           Aug. 1,          July 31,           Aug. 1,
                                                    1999              1998              1999               1998
                                                --------------    --------------    -------------      -------------
Net sales                                              100.0%            100.0%           100.0%             100.0%

Cost of sales (including buying,
   distribution and occupancy costs)                   (85.5)            (89.4)           (81.4)             (83.7)
                                                --------------    --------------    -------------      -------------

Gross income                                            14.5              10.6             18.6               16.3

Selling, general and
   administrative expense                              (26.8)            (26.8)           (24.0)             (24.9)

Finance charge and other revenue                         3.1               3.3              2.8                3.0
                                                --------------    --------------    -------------      -------------

Operating loss                                          (9.2)            (12.9)            (2.6)              (5.6)

Interest expense                                        (3.8)             (2.7)            (3.4)              (2.4)
                                                --------------    --------------    -------------      -------------

Loss before income taxes                               (13.0)            (15.6)            (6.0)              (8.0)

Income taxes                                               -                 -                -                  -
                                               --------------     --------------    -------------      -------------

Net loss                                               (13.0)%           (15.6)%           (6.0)%             (8.0)%
                                                ==============    ==============    =============      =============


Net sales for the thirteen weeks ended July 31, 1999 were approximately $33.0 million, an increase of approximately $1.2 million, or 3.8%, compared to net sales of approximately $31.8 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods increased 4.4%, or $1.4 million, for the second quarter of 1999 compared to the same period in 1998. The 4.4% increase in comparable store sales is comprised of a 1.6% increase in unit sales and a 3.1% increase in average sales dollars per unit, partially offset by a .3% decrease due to a change in merchandise mix.




                                                              Page 8 of 16 pages

Net sales for the twenty-six weeks ended July 31, 1999 were approximately $73.7 million, an increase of approximately $2.9 million, or 4.1%, compared to net sales of approximately $70.8 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods increased 4.8%, or $3.3 million, for the first two quarters of 1999 compared to the same period in 1998. The 4.8% increase in comparable store sales is comprised of a 1.4% increase in unit sales and a 3.5% increase in average sales dollars per unit, partially offset by a 0.1% decrease due to a change in merchandise mix.

Cost of sales decreased approximately $0.2 million in the thirteen weeks ended July 31, 1999 compared to the same period of the prior fiscal year. Cost of sales, as a percent of net sales, decreased to 85.5% in the thirteen weeks ended July 31, 1999, compared to 89.4% in the same period in the prior fiscal year. Cost of sales increased approximately $0.7 million in the twenty-six weeks ended July 31, 1999 compared to the same period of the prior fiscal year. Cost of sales, as a percent of net sales, decreased to 81.4% in the twenty-six weeks ended July 31, 1999, compared to 83.7% in the same period in the prior fiscal year. The decrease in cost of sales, as a percent of net sales, for the thirteen and twenty-six weeks ended July 31, 1999 is primarily the result of increased sales volume with consistent distribution and occupancy costs, higher initial markups, lower net markdowns and lower net merchandise costs for the periods compared to a year ago. These decreases were partially offset by a smaller cost accounting benefit and higher shrinkage expense than in the previous year.

As a percent of net sales, SG&A expense was flat for the thirteen weeks ended July 31, 1999 compared to the same periods ended August 1, 1998 and decreased from 24.9% for the twenty-six weeks ended August 1, 1998 to 24.0% for the twenty-six weeks ended July 31, 1999. Selling, general and administrative (SG&A) expense for the thirteen and twenty-six weeks ended July 31, 1999 increased approximately $308,000 and $76,000, respectively, compared to the same period in the prior fiscal year. The increase in SG&A is partly due to higher professional services, transportation services, and travel and entertainment expenses, partially offset by a decrease in depreciation due to the age of the assets.

Finance charge and other revenue was essentially that. The marginal decrease in both the thirteen and twenty-six weeks ended July 31, 1999 were primarily due to a lower average outstanding balance of Gantos credit card receivables compared to the same period in the prior fiscal year. The decrease in the receivable balances is primarily the result of lower use of the Gantos charge card.

Interest expense for the thirteen and twenty-six weeks ended July 31, 1999 increased approximately $411,000 and $782,000, respectively, compared to the same periods in the prior fiscal year. The increase for both periods is primarily due to higher debt levels under the Foothill/Paragon Facility and the expense and fees associated with the new Foothill/Paragon Facility and the warrants issued in connection with amendments to, and the extension of, the Indenture Notes payment schedule, partially offset by reduced interest expense on the Indenture Notes as a result of scheduled principal payments. The increase in amounts outstanding under the Fleet Facility is due to operating losses, greater inventory levels and continued difficulties with trade credit.

The effective income tax rate varies from the statutory rate of 35% due to the establishment of additional valuation allowances during the quarter.

These factors resulted in a net loss of approximately $4.3 million, or $1.63 per share, for the thirteen weeks ended July 31, 1999, compared to a net loss of approximately $5.0 million, or $1.95 per share, in the same period of the prior year. For the twenty-six weeks ended July 31, 1999, the Company reported a net loss of approximately $4.4 million, or $1.69 per share, compared to net loss of approximately $5.7 million, or $2.25 per share, in the same period of the prior year.






                                                              Page 9 of 16 pages

Liquidity and Capital Resources

Net cash provided by operating activities totaled $1.3 million in the first half of 1999 compared to $3.5 million used in the same period a year ago. The increase was primarily due to a smaller net loss this year (net of non-cash items) compared to last year a smaller increase in inventories, a larger increase in merchandise accounts payable this year over last year and a smaller increase in inventory this year. These amounts are partially offset by a smaller decrease in accounts receivable this year, a larger increase in prepaid expenses and other this year (due to increased merchandise pre-payments as a result of tighter trade credit), and a larger decrease in accrued expenses and other this year. The larger increase in accounts payable this year is primarily due to low 1999 beginning inventory levels and longer payment periods and higher overdrafts in 1999. The smaller decrease in accounts receivable this year is due to slower payments. The Company expects the accounts receivable balance to be lower for the remainder of 1999 compared to 1998 and that trade credit will remain tight through at least the third quarter of 1999.

Capital expenditures for the first six months of 1999 were approximately $845,000, compared to approximately $696,000 for the same period in 1998. Capital expenditures in fiscal 1999 were primarily for remodeling two stores and IS expenditures related to Year 2000 readiness.

Net cash used in financing activities in the first half of 1999 was approximately $0.5 million compared to net cash provided by approximately $3.6 million in the same period a year ago. The increase in cash used is the result of payments of deferred Indentures Note payments in 1999 and lower net borrowings under the Foothill/Paragon Facility. Cash used in 1999 represents $1.6 million in payments made on the Indenture Notes compared to $0.8 million paid in 1998, partially offset by net borrowings under the Foothill/Paragon Facility of $0.9 million, compared to $4.7 million in the prior period, and $0.3 million received in 1999 upon the exercise of warrants.

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

As of September 2, 1999, the Company had $35.3 million in borrowings and $1.2 million in letters of credit outstanding under this facility, and $1.5 million was available for borrowing under this facility. During the first two quarters of 1999, the weighted average interest rate under this facility was 9.75%.

As of September 2, 1999, approximately $4.2 million in principal amount of notes were outstanding under the Company's Indenture, under which its 12.75% Notes were issued. As of April 30, 1999, holders of approximately 96% in principal amount of the notes issued under the Indenture agreed to reschedule their portion of the principal payments on the notes outstanding under the Indenture. For holders of the remaining 4% in principal amount of notes, the payment schedule remains unaffected. As of July 1, 1999, the Company and the Trustee under the Indenture amended the Indenture to reflect the new payment schedule. For the rescheduled holders, the payment schedule is as follows:


           Date              Amount             Date            Amount
      ----------------    -------------     -------------    -------------

           5/1/99            $223,874          10/1/00         $335,811
           7/1/99            $223,874           1/1/01         $746,246
          10/1/99            $223,874           4/1/01         $671,621
           1/1/00            $671,621           7/1/01         $444,577
           4/1/00            $671,621
           7/1/00            $335,811



                                                             Page 10 of 16 pages

In exchange for such amendment to the payment schedule, the Company issued to the affected holders five-year warrants to purchase 475,000 of the Company's Common Shares at an exercise price of $0.01 per share. All stock warrants issued under this arrangement were immediately vested and have a term of five years. The fair value of the stock warrants issued, approximately $400,000, was capitalized as accrued expenses and will be charged to interest expense over the remaining term of the Notes using the interest method.

If the Company's availability under the Foothill/Paragon Facility, trade credit or sales are lower than expected, or if the Company's borrowing requirements or liquidity needs are higher than expected, the Company could have insufficient liquidity to continue its current operations, its business, operations, liquidity, financial condition and results of operations could be materially adversely affected, and the Company could be required to substantially reduce or discontinue its operations. In addition, there can be no assurance that the Company will be able to meet the financial covenants under its borrowing agreements for the next 12 months unless sales and trade credit substantially improve.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. To distinguish 21st century dates from 20th century dates, these date code fields must be able to accept four digit entries. The Company has evaluated its management information systems (including information technology ("IT") and non-IT computerized systems) and has prepared a plan for Year 2000 compliance. Through July 31, 1999, the Company has spent approximately $300,000 to modify its management information systems to become Year 2000 compliant. Given that the Company has substantially completed its installation and testing of its modifications, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. The Company is also evaluating the systems of its vendors to ensure that these companies are Year 2000 compliant. The cost of this evaluation is expected to be nominal. In the event that its current vendors are unable to certify that they will be Year 2000 compliant or if such vendors are unable to certify that their failure to be Year 2000 complaint will not adversely affect the Company, the Company will be reviewing its alternatives with respect to other vendors that are acceptable to the Company. There can be no assurance that the Company will be able to find vendors that are acceptable to the Company. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company or its vendors to become Year 2000 compliant.

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

Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's cash resources to meet future liquidity needs and future compliance with financial covenants) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the level of support of the Company's trade creditors and factors, general trends in retail clothing apparel purchasing, especially during the Christmas season, the Company's comparable store sales changes, the Company's ability to obtain merchandise, and the factors set forth in this Management's Discussion and Analysis of Results Operations and Financial Condition.







                                                             Page 11 of 16 pages

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

that are sensitive to changes in interest rates, consisting of debt obligations. The Company's fixed rate debt obligations include the 12-3/4% Notes issued under its Indenture. The Company's variable rate debt obligations include indebtedness under the Foothill/Paragon Facility. For these debt obligations, the table presents scheduled principal cash flows and related weighted average interest rates by expected maturity dates for each of the next five years, aggregate subsequent maturities and the market value of the debt as of July 31, 1999. Weighted average interest rates are based on contractual interest rates for fixed rate obligations and are based on current rates for variable rate obligations. The information is presented in U.S. dollars, which is the Company's reporting currency and the denomination of the debt's actual cash flows.










































                                                             Page 12 of 16 pages

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

As described in Item 4 below, at the June 22, 1999 Annual Meeting of Shareholders, the shareholders approved a proposed amendment and restatement of the Company's restated Articles of Incorporation to effect a one-for-three reverse stock split of the Company's Common Shares while keeping 20,000,000 authorized Common Shares, at a par value of $0.01. The reverse stock split became effective as of the close of business on July 21, 1999.

The reverse stock split primarily decreased the outstanding Common Shares by approximately two-thirds, decreased the number of Common Shares reserved for issuance upon exercise of warrants and options by approximately two-thirds and tripled the exercise prices of outstanding warrants and options. Because the reverse stock split did not affect the number or par value of the Company's authorized Common Shares and it reduced the number of outstanding Common Shares and Common Shares reserved for issuance, it increased the number of Common Shares available for issuance. These shares are available for issuance by the Company's Board of Directors for raising additional capital, stock options, acquisitions, stock splits, stock dividends or other corporate purposes.

The terms of the post-split Common Shares are the same as the terms of the pre-split Common Shares, and the reverse stock split did not change the relative equity interests in the Company or the voting power or other rights, preferences or privileges of the holders of Common Shares, subject to the adjustments to eliminate fractional shares. Fractional shares otherwise issuable as a result of the reverse stock split were rounded to the nearest whole share. The new Common Shares issued in exchange for the old Common Shares in the reverse stock split were not registered, but were issued in reliance on the exemption from registration contained in Section 3(a) (9) under the Securities Act of 1933, as amended.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Gantos, Inc. was held on June 22, 1999. At the annual meeting, L. Douglas Gantos and Hannah H. Strasser were elected as directors of Gantos, Inc. to serve until the 2001 Annual Meeting of Shareholders and until their respective successors were duly elected and qualified or until their earlier death, resignation or removal, and Elizabeth M. Eveillard and S. Amanda Putnam were elected as directors of Gantos, Inc. to serve until the 2002 Annual Meeting of Shareholders and until their respective successors were duly elected and qualified or until their earlier death, resignation or removal. The following votes were cast for or were withheld from voting with respect to the election of such persons:


                                                  Votes
                                        ---------------------------
                    Name                    For          Withheld
         ---------------------------    ------------    -----------
         L. Douglas Gantos                6,346,957        160,998
                                        ------------    -----------
         Hannah H. Strasser               6,348,388        159,567
                                        ------------    -----------
         Elizabeth M. Eveillard           6,348,388        159,567
                                        ------------    -----------
         S. Amanda Putnam                 6,348,388        159,567
                                        ------------    -----------


There were no abstentions or broker non-votes in connection with the election of the directors at the annual meeting. In addition, the terms of office of Arlene
H. Stern, Fred K. Schomer and Erwin A. Marks continued after the meeting.

In addition, at the Annual Meeting, the shareholders voted to approve a proposed amendment and restatement of the Company's Restated Articles of Incorporation to effect a one-for-three reverse stock split of the Company's Common Shares while keeping 20,000,000 authorized Common Shares, at a par value of $0.01. The following table shows the number of votes for and against the proposal and the number of votes abstaining with respect to the proposal:

                                                             Page 13 of 16 pages

                         For         Against       Abstain
                     ------------    ---------     ---------

                     ------------    ---------     ---------

There were no broker non-votes in connection with the proposed reverse stock split at the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                    3(i)       Restated Articles of Incorporation, filed July
                               21, 1999.


                    3(ii) Amended and Restated Bylaws, as amended November 13, 1998.

                    4.1 Supplemental Indenture No. 3, dated as of May 1, 1999, to Indenture dated as of April 1, 1995, between Gantos, Inc. and State Street Bank and Trust Company (successor to Fleet Bank N.A., which was the successor to Shawmut Bank Connecticut, National Association), as Trustee.

                    4.2 Agreements, dated as of April 30, 1999, between Gantos, Inc. and various holder of Notes issued under the Indenture.

                    4.3 Form of Common Shares Purchase Warrant, dated as of [April 30], 1999, between Gantos, Inc. and various holders of Notes issued under the Indenture.

                    4.4 Second Amendment to Loan and Security Agreement, dated as of August 27, 1999, by and among Gantos, Inc., the financial institutions named therein, and Foothill Capital Corporation, as agent.

                    10.1 Amendment, dated as of March 16, 1999, to Letter Agreement, dated as of June 20, 1996, between Gantos, Inc. and Arlene H. Stern.

                    10.2 Amendment, dated as of August , 1999, to Letter Agreement, dated as of June 20, 1996, between Gantos, Inc. and Arlene H. Stern.

                    10.3       1999 Gantos, Inc. Executive Bonus Plan.

                    27.1       Financial Data Schedule

         (b)      Reports on Form 8-K.

                  On June 24, 1999, Gantos, Inc. filed a Current Report on Form 8-K, reporting in Item 4 that on June 17, 1999, the client-auditor relationship between the Company and PricewaterhouseCoopers LLP, the independent accountants for the Company's most recent fiscal year, ceased. In connection with its audits for fiscal years 1998 and 1997, and during the interim period preceding PricewaterhouseCoopers LLP's resignation, there were no disagreements between the Company and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for such years, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the financial statements. PricewaterhouseCoopers LLP's reports with respect to the Company's financial statements for fiscal 1998 and 1997 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting

                                                             Page 14 of 16 pages
principles; however, such reports included an explanatory paragraph regarding the Company's ability to continue as a going concern in both reports. No financial statements were filed.

On July    , 1999, Gantos, Inc. filed a Current Report on Form 8-K, reporting in
Item 4 that on July 12, 1999, the Company appointed the accounting firm of Deloitte & Touche LLP, independent public accountants, to audit and report upon the financial statements of the Company for the year ending January 29, 2000. The Audit Committee of the Board of Directors of the Company approved this appointment of independent accountants. During the two most recent fiscal years, and the subsequent interim period before engaging Deloitte & Touche LLP, neither the Company, nor anyone acting on its behalf, consulted with Deloitte & Touche LLP regarding the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on the Company's financial statements. No financial statements were filed.









































                                                             Page 15 of 16 pages

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 13, 1999



                                                       GANTOS, INC.
                                          --------------------------------------
                                                       (Registrant)





                                      By:  /s/      THOMAS J. VILLANO
                                          --------------------------------------
                                                    THOMAS J. VILLANO
                                            ITS CHIEF FINANCIAL OFFICER (DULY
                                             AUTHORIZED OFFICER AND PRINCIPAL
                                                    FINANCIAL OFFICER)



























                                                             Page 16 of 16 pages

                                  EXHIBIT INDEX

DOCUMENT NUMBER AND DESCRIPTION

Exhibits

3(i)    Restated Articles of Incorporation, filed July 21, 1999.

3(ii)   Amended and Restated Bylaws, as amended November 13, 1998.

4.1 Supplemental Indenture No. 3, dated as of May 1, 1999, to Indenture dated as of April 1, 1995, between Gantos, Inc. and State Street Bank and Trust Company (successor to Fleet Bank N.A., which was the successor to Shawmut Bank Connecticut, National Association), as Trustee.

4.2 Agreements, dated as of April 30, 1999, between Gantos, Inc. and various holder of Notes issued under the Indenture.

4.3 Form of Common Shares Purchase Warrant, dated as of [April 30], 1999, between Gantos, Inc. and various holders of Notes issued under the Indenture.

4.4 Second Amendment to Loan and Security Agreement, dated as of August 27, 1999, by and among Gantos, Inc., the financial institutions named therein, and Foothill Capital Corporation, as agent.

10.1 Amendment, dated as of March 16, 1999, to Letter Agreement, dated as of June 20, 1996, between Gantos, Inc. and Arlene H. Stern.

10.2 Amendment, dated as of August, 1999, to Letter Agreement, dated as of June 20, 1996, between Gantos, Inc. and Arlene H. Stern.

10.3    1999 Gantos, Inc. Executive Bonus Plan.

27.1    Financial Data Schedule