Form 10-Q
period 1999-10-30
GANTOS INC
filed 1999-12-17
CIK 791182

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934.

For the quarterly period ended October 30, 1999 or
                               ----------------

         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934.

For the transition period from ____________ to ____________

Commission file number  0-14577
                       ---------

                                  Gantos, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Michigan                                     38-1414122
   -------------------------------                     -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)



     1266 E. Main Street, Fifth Floor, Stamford, Connecticut        06902
     ---------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (203) 358-0294
                                                   --------------------

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

                            Yes  X       No
                               -----       -----


Number of common shares outstanding at December 6, 1999:  2,709,963

                                  GANTOS, INC.


                                                                    Page
                                                                   Number
                                                                   ------
PART  I.   FINANCIAL INFORMATION

           Statements of Operations                                 3

           Balance Sheets                                           4

           Statements of Cash Flows                                 5

           Notes to Financial Statements                            6-10

           Management's Discussion and Analysis of
           Results of Operations and Financial Condition            11-18

           Quantitative and Qualitative Disclosures
           about Market Risk                                        18

PART II.   OTHER INFORMATION

           Changes in Securities and Use of Proceeds                19

           Defaults Upon Senior Securities                          19-20

           Exhibits and Reports on Form 8-K                         20-21

           Signatures                                               22




                                                              Page 2 of 22 pages

                                  GANTOS, INC.

                            STATEMENTS OF OPERATIONS
         (Amounts in thousands, except share, per share and store data)
                                   (unaudited)


                                                                13 Weeks Ended                39 Weeks Ended
                                                           --------------------------    --------------------------
                                                            Oct. 30,       Oct. 31,       Oct. 30,       Oct. 31,
                                                              1999           1998           1999           1998
                                                           -----------    -----------    -----------    -----------
Net sales                                                  $    33,560    $    35,446    $   107,284    $   106,267

Cost of sales (including buying,
   distribution and occupancy costs)                       $   (28,235)   $   (29,215)   $   (88,265)   $   (88,503)
                                                           -----------    -----------    -----------    -----------

Gross income                                               $     5,325    $     6,231    $    19,019    $    17,764

Selling, general and administrative
   expense                                                 $    (9,489)   $    (8,672)   $   (27,203)   $   (26,310)

Merger termination expense                                                $      (784)                  $      (784)

Finance charge and other revenue                           $     1,196    $       996    $     3,284    $     3,128
                                                           -----------    -----------    -----------    -----------

Operating loss                                             $    (2,968)   $    (2,229)   $    (4,900)   $    (6,202)

Interest expense                                           $    (1,488)   $    (1,788)   $    (3,994)   $    (3,512)
                                                           -----------    -----------    -----------    -----------

Loss before income taxes                                   $    (4,456)   $    (4,017)   $    (8,894)   $    (9,714)

Income taxes                                                      --             --             --             --
                                                           -----------    -----------    -----------    -----------

Net loss                                                   $    (4,456)   $    (4,017)   $    (8,894)   $    (9,714)
                                                           ===========    ===========    ===========    ===========

Per share amounts:
   Net loss per share (basic and diluted)                  $     (1.64)   $     (1.57)   $     (3.35)   $     (3.82)
                                                           ===========    ===========    ===========    ===========

Weighted average shares outstanding (basic and diluted)      2,709,266      2,554,073      2,653,099      2,543,545
                                                           ===========    ===========    ===========    ===========

Stores open at end of period                                       116            115            116            115
                                                           ===========    ===========    ===========    ===========

           See accompanying notes to condensed financial statements.



                                                              Page 3 of 22 pages

                                  GANTOS, INC.

                                 BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                      Oct. 30,      Jan. 30,       Oct. 31,
                                                        1999          1999           1998
ASSETS                                               (unaudited)                 (unaudited)
------                                               -----------    --------     -----------
Current assets:
   Cash and cash equivalents                          $  1,179      $  1,275      $  1,175
   Accounts receivable, less
      allowance for doubtful accounts
      of $599, $577 and $517 at
      October 30, 1999, January 30, 1999
      and October 31, 1998, respectively                16,307        17,634        16,829
   Merchandise inventories                              36,988        27,808        38,026
   Prepaid expenses and other                           10,263         8,053        12,181
                                                      --------      --------      --------
      Total current assets                              64,737        54,770        68,211
                                                      --------      --------      --------
Property and equipment, at cost:
   Leasehold improvements                               31,805        31,290        31,119
   Furniture and fixtures                               32,093        31,813        31,752
   Other                                                   433            88           716
                                                      --------      --------      --------
      Total property and equipment                      64,331        63,191        63,587
   Less - Accumulated depreciation
      and amortization                                 (54,898)      (52,229)      (51,233)
                                                      --------      --------      --------
      Net property and equipment                         9,432        10,962        12,354
Other assets                                               771           921            -
                                                      --------      --------      --------

Total assets                                          $ 75,940      $ 66,653      $ 80,565
                                                      ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $ 27,243      $ 12,189      $ 20,859
   Accrued expenses and other                            6,685         7,492         7,188
   Reclassified long-term debt (see note 4)             40,277        37,651        40,365
                                                      --------      --------      --------
      Total current liabilities                         74,205        57,332        68,412
Shareholders' equity:
   Preferred stock, $.01 par value, 2,000,000
      shares authorized; none issued
   Common stock, $.01 par value, 20,000,000
      shares authorized; approximately 2,710,000
      issued and outstanding at October 30, 1999,
      2,607,000 issued and outstanding at
      January 30, 1999 and 2,557,000 issued and
      outstanding at October 31, 1998                       27            26            26
   Additional paid-in capital                           41,790        41,485        41,485
   Accumulated deficit                                 (41,082)      (32,190)      (29,086)
                                                      --------      --------      --------
      Total shareholders' equity                           735         9,321        12,153
                                                      --------      --------      --------
Total liabilities and shareholders' equity            $ 74,940      $ 66,653      $ 80,565
                                                      ========      ========      ========


            See accompanying notes to condensed financial statements

                                                              Page 4 of 22 pages

                                  GANTOS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Thousands)


                                                              39 Weeks Ended
                                                         -------------------------
                                                          Oct. 30,       Oct. 31,
                                                            1999          1998
                                                         ----------     ----------
Cash flows from operating activities:
   Net loss                                                 (8,894)        (9,714)
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Cash used for facilities closings                                    -
         Depreciation and amortization                       2,521          3,116
         Restricted stock compensation expense                 -               40
         Other                                                 150
         Changes in assets and liabilities:
            Accounts receivable                              1,327          1,778
            Merchandise inventories                         (9,180)       (15,486)
            Prepaid expenses and other                      (2,210)        (3,976)
            Accounts payable                                15,054         13,215
            Accrued expenses and other                        (808)        (1,284)
                                                         ---------      ---------
               Total adjustments                             6,856         (2,597)
                                                         ---------      ---------

   Net cash used by operating activities                    (2,038)       (12,311)
                                                         ---------      ---------

Cash flows from investing activities:
   Capital expenditures                                     (1,140)          (924)
                                                         ---------      ---------
Net cash flows used by investing activities                 (1,140)          (924)
                                                         ---------      ---------

Cash flows from financing activities:
   Principal payments under capital lease
      obligations and other long-term debt                  (1,876)        (1,578)
   Issuance of common shares                                   307            174
   Borrowings under revolving credit notes payable         126,868        126,633
   Repayments under revolving credit notes payable        (122,367)      (112,088)
   Other                                                       150            (27)
                                                         ---------      ---------
Net cash provided by financing activities                    3,082         13,115
                                                         ---------      ---------

Net increase (decrease) in cash and cash equivalents           (96)          (120)
Cash and cash equivalents at beginning of period             1,275          1,295
                                                         ---------      ---------
Cash and cash equivalents at end of period                   1,179          1,175

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest (net of amount capitalized)                  $   3,752      $   2,480


           See accompanying notes to condensed financial statements.



                                                              Page 5 of 22 pages

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

      The accompanying interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented and necessary to present fairly the financial position as of October 30, 1999, January 30, 1999 and October 31, 1998 and the results of operations for the thirteen and thirty-nine weeks, and cash flows for the thirty-nine weeks, ended October 30, 1999 and October 31, 1998. Effective July 21, 1999, the Company affected a one-for-three reverse stock split. The financial statements have been restated to give retroactive effect to this reverse stock split. All other adjustments are of a normal and recurring nature.

      The results of operations for the thirteen-week and thirty-nine week periods ended October 30, 1999 and October 31, 1998 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business.

2. Inventories are stated at the lower of cost or market and consists primarily of finished goods.

3. Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period presented.

      Diluted loss per share data has not been presented because its effect is anti-dilutive.

4.    Long-Term Debt

      As of August 27, 1999, the Company amended its Loan and Security Agreement with Foothill Capital Corporation and Paragon Capital LLC (the "Foothill/Paragon Facility") to (1) increase the borrowing base by $1.5 million through September 30, 1999, (2) add an additional retail covenant regarding weekly purchases, (3) raise the service fee required if special advances are obtained to $12,000 a month, and (4) require the Company to prepare a weekly cash flow projection through March 31, 2000. The Company paid the lenders a $20,000 fee in connection with this amendment. As of October 1, 1999, the Company entered into a letter agreement with the lenders under the Foothill/Paragon Facility to extend the increase in borrowing base through October 26, 1999. The Company agreed to pay the lenders a $10,000 fee in connection with this amendment and to provide revised weekly cash flow projections for the period from December 1, 1999 through February 28, 2000.

      As of November 8, 1999 the Company entered into another letter agreement with the lenders under the Foothill/Paragon Facility to extend the increase in borrowing base through November 30, 1999, but reducing the increase to $500,000 beginning November 16, 1999. The Company agreed to pay the lenders a $10,000 fee in connection with this amendment and acknowledged that it had failed to meet certain sales covenants. The lenders agreed to waive the defaults based on the Company's agreement among others: (1) the parties agreed to eliminate the "LCM Accrual", previously added to the borrowing base, over time, reducing it be $250,000 in each of December and January,



                                                              Page 6 of 22 pages
      and then $100,000 a month until it equals the LCM Accrual.

      On December 1, 1999, the lenders under the Foothill/Paragon Facility notified the Company (i) of further defaults under the Foothill/Paragon Facility and (2) that any further advances under the Foothill/Paragon Facility would only be made in the lenders' discretion. If the agreement is terminated and (3) that the lenders were reserving all of their rights to enforce the Foothill/Paragon Facility. Those rights include declaring the entire indebtedness due, not extending any further credit, terminating the agreement and requiring the Company to hold its inventories in trust for the lenders. If the agreement is terminated.

      As of December 9, 1999, the Company and the lenders under the Foothill/Paragon Facility entered into a letter agreement pursuant to which the Company (i) acknowledged that it was in default under certain covenants set forth in the facility, including the failure to meet certain sales and purchase covenants, and the failure to deliver timely financial statements to the lenders for the month of November, and (2) the Company agreed that any advances under the facility in December 1999 would be subject to the provisions of the loan agreement, including advance rates and borrowing base limitations and would be limited to the amounts necessary to fund the disbursements set forth in a December cash budget.

      The Company also agreed, among others, to provide the lenders with certain additional information to allow the lenders to monitor the Company more closely, to commence "all items on sale" promotional sales at certain of its stores and to retain consultants to advise the Company or certain financial makers.

      Without waiving their reservation of rights, the Company acknowledged that the lenders have informed the Company that they intend to continue making advances and exercise their rights and remedies under the loan documents if (1) the Company fails to make any required payment to the lenders, (2) the Company fails to comply with the December cash in any category measured daily budget, (3) the Company makes any misrepresentation in any document or fails to perform any covenant in the letter agreement, (4) the Company becomes insolvent or a bankruptcy case or proceeding is commenced against the Company, (5) the lenders believe an event of condition has occurred that could cause a material adverse change in the Company, or (6) any Event of Default occurs under the loan documents.

      The Company has violated other requirements of its loan agreement relating to failure to maintain minimum levels of net worth and earnings before interest, taxes, depreciation and amortization and failure to comply with retail performance covenants regarding purchases, inventories and sales. The Company is unlikely to be able to comply with these covenants in the future unless its sales and trade credit substantially improve and it receives a capital infusion, or the covenants are changed. As of December 13, 1999, the Company had $35.8 million in borrowings and $0.7 million in letters of credit outstanding under the Foothill/Paragon Facility and $1.5 million was available for borrowing under the Foothill/Paragon Facility. The lenders under the Foothill/Paragon Facility



                                                              Page 7 of 22 pages
      continue, in their discretion, to allow the Company to borrow under the facility to the extent of the borrowing base under the facility, but have not waived current defaults or changed the covenants. They may discontinue advances at any time. If the lenders under the Foothill/Paragon Facility exercise their right to cease making advances, the Company would not be able to continue to operate. If the agreement is terminated before November 18, 2000, the Company will owe the lenders an $800,000 termination fee.

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


      In exchange for such amendment to the payment schedule, the Company issued to the affected holders five-year warrants to purchase 475,000 of the Company's Common Shares at an exercise price of $0.01 per share. The Company has agreed to issue shares without transfer restrictions upon exercise of the warrants. All stock warrants issued under this arrangement were immediately vested and have a term of five years. The fair value of stock warrants issued, approximately $400,000, was capitalized as accrued expenses and is being charged to interest expense over the remaining term of the Notes using the interest method.

      The Company's defaults under the Foothill/Paragon Facility also result in a default under the Indenture. If the Company's obligations under the Foothill/Paragon Facility are accelerated, the Company's obligations under the Indenture will also be accelerated. In addition, the Company has violated the Indenture covenant requiring it to maintain at least $4.5 million of net worth at the end of each fiscal quarter through the third quarter of 2000. In addition, if the net worth covenant violation becomes an event of default and continues, the trustee or the Note holders may accelerate the obligations under the Indenture. Also, the Company does not believe that it will have sufficient cash to make the January 1, 2000 sinking fund payment required under the Indenture. The Company is negotiating with the holders of a majority in principal amount of the Notes under the Indenture to waive the defaults or convert the Notes into equity or convertible subordinated indebtedness. In addition, the Company's current net worth does not meet the requirement for continued listing of the Company's common shares on The Nasdaq SmallCap market and will likely result in the delisting of the common shares. Any such delisting would likely lessen the Note holders' willingness to convert the Notes under the Indenture into equity or convertible indebtedness.

      As a result of the defaults under the Foothill/Paragon Facility and the Indenture, the indebtedness under the Foothill/Paragon Facility and the Indenture have been reclassified on the Company's balance sheet as short-term obligations.


                                                              Page 8 of 22 pages

      The Company frequently has not been able to make timely payments to its trade creditors, factors and other creditors. As of December 13, 1999, the Company had past dues payables in the amount of $10.1 million. The Company had made cash deposits with factors to obtain trade credit, but in the forth quarter of 1999 has directed its factors to apply such cash balances to outstanding amounts due and has attempted to negotiate trade credit directly with manufacturers. As of December 10, 1999, the Company has almost no trade credit. Substantially all of the Company's current inventory purchases are being made on a cash-on-delivery basis and some vendors have suspended deliveries to the Company. These factors have reduced the Company's ability to make purchases, resulting in reduced inventory in the Company's stores (approximately $3.4 million below budgeted inventory receipts in November at cost) and reduced sales. If the Company continues to be unable to purchase adequate inventories, it will not be able to continue to operate.

      The Company is exploring its strategic alternatives, but believes that it will require a significant capital infusion to continue operations until any party is ready to make a proposal for a business combination or other strategic transaction, even if such a proposal were made in January 2000. If the Company's availability under the Foothill/Paragon Facility, trade credit or sales are lower than expected, or if the Company's borrowing requirements or liquidity needs are higher than expected, the required capital infusion would be higher. In December, the Company's sales and trade credit have been lower than expected through December 10, 1999. In addition, the Company is dependent on its lenders under the Foothill/Paragon Facility and the Indenture not accelerating its required debt payments and is dependent on continued advances under the Foothill/Paragon Facility, both of which are in the discretion of the lenders. There can be no assurance that the Company will be able to obtain sufficient capital infusion at all or in a timely manner or on terms acceptable to the Company, that its other indebtedness will not be accelerated or that it will continue to receive advances under the Foothill/Paragon Facility. The lenders under the Foothill/Paragon Facility currently are not willing to provide the additional capital.

      Even if the Company obtains a capital infusion, there can be no assurance that any proposal for a strategic transaction would be made, or if one were made that it would be on terms and conditions acceptable to the Company or that the parties would be able to consummate such a transaction in a timely manner. If the Company does not obtain an adequate capital infusion and consummate an acceptable strategic transaction before the end of December, 1999, the Company would be required to substantially reduce or discontinue its operations, file for bankruptcy or both. The Company has engaged an investment banker and other professionals to explore its strategic alternatives, a financial crisis manager to help manage its liquidity crisis and develop recommendations for restructuring the Company, and a sales consultant to advise the Company regarding sales strategies to maximize cash flow. There can be no assurance that any of these activities will be successful or, even if successful, will provide the Company with enough cash to continue operations.

5. The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended October 30, 1999, the Company incurred a loss of $8,105,000 and has experienced increasingly tight or no trade credit. See also Note 4. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company is exploring various strategic alternatives.

      The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain a capital infusion, its ability to consummate a successful and timely strategic transaction or reorganization of its business, its lenders under the Foothill/Paragon Facility and the Indenture not accelerating its required debt payments and continued advances under the Foothill/Paragon Facility, both of which are in the discretion of the lenders, its ability to obtain merchandise, its ability to generate sufficient cash flow to meet its obligations on a timely basis, its ability to amend or comply with the terms of the Foothill/Paragon Facility and the

                                                              Page 9 of 22 pages

      Indenture, support from trade creditors and factors, changes in comparable store sales, and future profitable operations.

6. The Company closed a store in February of 1999 and opened a new, smaller store in March of 1999 and another in October of 1999. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interests to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision and any remaining lease obligations to the landlord for the closed store.



                                                             Page 10 of 22 pages

                                  GANTOS, INC.

                           MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

Results of Operations

Thirteen and Thirty-nine Weeks Ended October 30, 1999, Compared to Thirteen and Thirty-nine Weeks Ended October 31, 1998.

The following table indicates the percentage relationships to net sales of various revenue and expense items for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998.



                                           As a percent of net            As a percent of net
                                         sales for the thirteen        sales for the thirty-nine
                                               weeks ended                   weeks ended
                                         ----------------------        -------------------------
                                          Oct. 30,    Oct. 31,          Oct. 30,       Oct. 31,
                                            1999       1998               1999           1998
                                         ---------   ----------        ---------      ----------
Net sales                                 100.0%      100.0%             100.0%          100.0%


Cost of sales (including buying,
   distribution and occupancy costs)      (84.1)      (82.4)             (82.3)          (83.3)
                                          -----       -----              -----           -----

Gross income                               15.9        17.6               17.7            16.7

Selling, general and administrative       (28.3)      (24.5)             (25.4)          (24.8)
   expense

Merger termination expense                 --          (2.2)              --              (0.7)

Finance charge and other revenue            3.6         2.8                3.1             2.9
                                          -----       -----              -----           -----

Operating loss                             (8.8)       (6.3)              (4.6)           (5.8)

Interest expense                           (4.5)       (5.0)              (3.7)           (3.3)
                                          -----       -----              -----           -----

Loss before income taxes                  (13.3)      (11.3)              (8.3)           (9.1)
                                          -----       -----              -----           -----

Net loss                                  (13.3)      (11.3)              (8.3)           (9.1)
                                          =====       =====              =====           =====




Net sales for the thirteen weeks ended October 30, 1999 were approximately $33.6 million, a decrease of approximately $1.9 million, or 5.3%, from net sales of approximately $35.5 million for the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 5.2%, or approximately $1.8 million, for the third quarter of 1999 compared to the same period in 1998. The 5.2% decrease in comparable store sales is comprised of a 4.7% decrease in unit sales combined with a 0.5% decrease in average sales dollars per unit. October sales were affected by difficulties in obtaining merchandise from vendors resulting from the Company's current financial condition and the related tightening of trade credit and deteriorating relations with vendors and factors. The Company's trade credit has worsened in the fourth quarter (see "Liquidity and Capital



                                                             Page 11 of 22 pages

Resources"), and, as a result, the Company's merchandise receipts were approximately $8.3 million lower than planned in the fourth quarter and the Company's November 1999 sales were 16% lower than its November 1998 sales. The Company excepts these trends to continue through the fourth quarter. The Company closed a store in February of 1999 and opened a new store in March of 1999 and another in October of 1999.

Net sales for the thirty-nine weeks ended October 30, 1999 were approximately $107.3 million, an increase of approximately $1.0 million, or 1.0%, compared to net sales of approximately $106.3 million in the same period of the prior fiscal year. Net sales for stores in operation throughout both periods increased 1.5% for the first three quarters of 1999 compared to the same period in 1998. The 1.5% increase in comparable store sales is comprised of a 2.1% increase in average sales dollars per unit, partially offset by a 0.6% decrease in unit sales, partially due to difficulties in obtaining merchandise from vendors resulting from the Company's current financial condition and the related tightening of trade credit. The increase in average price is due to the factors described in cost of sales below.

Cost of sales decreased approximately $1.0 million in the thirteen weeks ended October 30, 1999 compared to the same period of the prior fiscal year. Cost of sales, as a percent of net sales, increased to 84.1% in the thirteen weeks ended October 30, 1999, compared to 82.4% in the same period in the prior fiscal year. The increase in cost of sales, as a percent of net sales, for the thirteen weeks ended October 30, 1999 is primarily due to relatively stable buying, distribution and occupancy costs and decreased sales volume, combined with lower collections of markdown allowances and returns to vendors costs. That increase is partially augmented by the use of a markdown reserve in the third quarter of 1998, but not in the third quarter of 1999. The Company expects its costs of sales to increase in the fourth quarter of 1999 because it expects to be more promotional than in 1998.

Cost of sales decreased approximately $0.2 million in the thirty-nine weeks ended October 30, 1999 compared to the same period of the prior fiscal year. Cost of sales, as a percent of net sales, decreased to 82.3% in the thirty-nine weeks ended October 30, 1999, compared to 83.3% in the same period in the prior fiscal year. The decrease in cost of sales, as a percent of net sales, for the thirty-nine weeks ended October 30, 1999 is primarily the result of lower net costs of merchandise, and lower buying, and distribution costs for the period compared to the prior fiscal year, partially offset by the use of a markdown reserve in 1998 described in the paragraph above. Lower merchandise costs for both the quarter and the year resulted partially from the greater use of Gantos labeled goods purchased directly from foreign suppliers.

Selling, general and administrative (SG&A) expense for the thirteen weeks ended October 30, 1999 increased approximately $817,000 compared to the same period in the prior fiscal year. The increase in SG&A is largely due to increased advertising expense, primarily due to an extra mailer in October 1999 and lower vendor participation. The increase is also due, to a lesser extent, to increases in repairs, property taxes, insurance, telephone, special services, bad debt, and travel and entertainment expenses. The increases were mostly offset by decreases in depreciation due to the age of the assets and payroll which reflects lower administrative and store payrolls. Also offsetting increases, to a lesser extent, were decreases in supplies and transportation. As a percent of net sales, SG&A expense increased from 24.5% to 28.3% for the thirteen weeks ended October 30, 1999 primarily as a result of the reductions described above. The lower sales for the period also increased the percent comparison for the period.

Selling, general and administrative (SG&A) expense for the thirty-nine weeks ended October 30, 1999 increased approximately $893,000 compared to the same period in the prior fiscal year. This increase was primarily due to increases in advertising expenses (explained above) and increased repairs and maintenance expenses for stores. To a lesser extent, increased bad debt, professional services and travel and entertainment expenses contributed to the overall increase. These increases in SG&A were partially offset by lower depreciation and amortization due to the age of the assets and lower payrolls and the related taxes, primarily for administrative personnel due to fewer employees. To a lesser extent, transportation services also decreased. As a percent of net sales, SG&A expense increased from 24.8% to 25.4% for the thirty-nine weeks ended October 30, 1999 primarily as a result of lower sales volume and the factors described above.

                                                             Page 12 of 22 pages

Finance charge and other revenue increased approximately $200,000 to 3.6% of net sales and increased approximately $156,000 to 3.1% of net sales for the thirteen and thirty-nine weeks ended October 30, 1999, respectively, compared to the same periods in the prior fiscal year. The increases were primarily due to recognition of interest due on deposits with vendors and write-offs of inventory adjustments, partially offset by decreases in late and finance charges associated with the Gantos charge receivables. The decreases in late and finance charges were primarily due to a lower average outstanding balance of Gantos credit card receivables compared to the same period in the prior fiscal year. The decrease in the receivables balances is primarily the result of a 4% decrease in credit sales primarily as a result of lower use of the Gantos charge card and lower sales (for the third quarter of 1999).

During the thirteen weeks ended October 31, 1998, the Company recorded a Merger Termination Expense of approximately $784,000. During the third quarter the Board of Directors authorized the Company to terminate its proposed merger with HOM Holding, Inc. and Hit or Miss, Inc., pursuant to the Agreement and Plan of Merger between them. As a result of the termination, the Company expensed the accrued costs of the proposed merger, including financial advisor and professional fees. No similar expense was recorded for the quarter ended October 30, 1999.

Interest expense for the thirteen weeks ended October 30, 1999 decreased approximately $300,000 compared to the same period in the prior fiscal year. As a percent of net sales it decreased from 5.0% to 4.5% for the thirteen weeks ended October 30, 1999. The decrease is primarily attributable to reduced interest expense on the Indenture Notes as a result of scheduled principal payments, partially offset by higher debt levels under the Foothill/Paragon Facility in the current period than under the Fleet and Foothill/Paragon Facility last period, and the expense and fees associated with the new Foothill/Paragon Facility and the warrants issued in connection with amendments to, and the extension of, the Indenture Notes payment schedule. The increase in amounts outstanding under the Foothill/Paragon Facility is primarily due to operating losses, scheduled payments of the Indenture Notes and continued difficulties with trade credit.

Interest expense for the thirty-nine weeks ended October 30, 1999 increased approximately $482,000 compared to the same period in the prior fiscal year. As a percent of net sales it increased from 3.3% to 3.7% for the thirty-nine weeks ended October 30, 1999. The increase for the period is primarily due to higher debt levels under the Foothill/Paragon Facility in the current period than under the Fleet and Foothill/Paragon Facility in the same period last year. Complete use of the Foothill/Paragon Facility results in additional charges, which were paid at times in 1999. Also, fees and expenses incurred in connection with the extension of the credit agreement and its replacement with the Foothill/Paragon Facility and amendments to the Foothill/Paragon Facility are being amortized and increased fiscal 1999 costs. Fees associated with the extension of the payment schedule of the Indenture, and the value of warrants issued in connection with amendments to the Indenture, are also being amortized and increased fiscal 1999 costs. The increase is partially offset by lower debt levels for the Indenture Notes as a result of scheduled principal payments.

The Company continues to recognize valuation allowances for its net operating loss carry forwards.

These factors resulted in a net loss of approximately $4.5 million, or $1.64 per share, for the thirteen weeks ended October 30, 1999, compared to a net loss of approximately $4.0 million, or $1.57 per share, in the same period of the prior year. For the thirty-nine weeks ended October 30, 1999, the Company reported a net loss of approximately $8.9 million, or $3.35 per share, compared to net loss of approximately $9.7 million, or $3.82 per share, in the same period of the prior year.




                                                             Page 13 of 22 pages

Liquidity and Capital Resources

Net cash used by operating activities totaled $2.0 million in the first three quarters of 1999 compared to $12.3 million in the same period a year ago. The decrease was primarily attributable to an approximately $6.3 million smaller increase in inventories this year, an approximately $1.8 million larger increase in accounts payable this year, an approximately $0.3 million lower net loss this year (net of non-cash items), an approximately $1.8 million smaller increase in prepaid expenses this year, and an approximately $0.5 million smaller decrease in accrued expenses this year, and an approximately $0.5 million smaller decrease in accounts receivable this year. The smaller increase in inventories is primarily due to the Company's difficulties in purchasing inventories and higher beginning inventory levels in 1999 than in 1998. The greater increase in accounts payable and the smaller decrease in accrued expenses is primarily the result of slower payment by the Company. Prepaid expenses primarily represent prepayments of merchandise and amounts receivable by the Company for goods returned to vendors. These expenses increased less in 1999 than in 1998 primarily because of cash deposits given to factors in 1998 and higher beginning levels of inventories in 1999 than in 1998 and write-offs of markdown allowances and returns to vendors deemed uncollectable. The net decrease in cash used by operating activities was partially offset by a lower depreciation expense due to the age of the Company's assets. The Company expects the accounts receivable balance to be lower for the remainder of 1999, compared to 1998, and that trade credit will continue to tighten or not exist at least through the fourth quarter of 1999.

Capital expenditures through the third quarter of 1999 were approximately $1,140,000 compared to approximately $924,000 for the same period in 1998. Capital expenditures in 1999 were primarily for remodeling three stores and opening three stores (one was a temporary location for a sale offering only).

Net cash provided by financing activities through the third quarter of 1999 was approximately $3.1 million, compared to approximately $13.1 million in the same period a year ago. The decrease in cash provided is the result lower net revolving credit borrowings ($4.5 million in 1999, compared to $14.5 million in 1998) and higher Indenture Note payments ($1.9 million in 1999, compared to $1.6 million in 1998). Higher Indenture Note payments due to the deferral of the July 1998 payment and 50% of the January 1999 payment to 1999, were partially offset by the reduced payments resulting from the restructuring the Indenture payments described below. The Company received $0.3 million upon exercise of warrants in 1999, compared to $0.2 million in 1998.

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

As of August 27, 1999, the Company amended the Foothill/Paragon Facility to (1) increase the borrowing base by $1.5 million through September 30, 1999, (2) add an additional retail covenant regarding weekly purchases, (3) raise the service fee required if special advances are obtained to $12,000 a month, and (4) require the Company to prepare a weekly cash flow projection through March 31, 2000. The Company paid the lenders a $20,000 fee in connection with this amendment. As of October 1, 1999, the Company entered into a letter agreement with the lenders under the Foothill/Paragon Facility to extend the increase in borrowing base through October 26, 1999. The Company agreed to pay the lenders a $10,000 fee in connection with this amendment and to provide revised weekly cash flow projections for the period from December 1, 1999 through February 28, 2000.

As of November 8, 1999 the Company entered into another letter agreement with the lenders under the Foothill/Paragon Facility to extend the increase in borrowing base through November 30, 1999, but reducing the increase to $500,000 beginning November 16, 1999. The Company agreed to pay the lenders a $10,000 fee in connection with this amendment and acknowledged that it had failed to meet certain sales covenants. The lenders agreed to waive the defaults based on the Company's agreement, among others to eliminate the "LCM Accrual", previously added to the borrowing base, over time, reducing it by $250,000 in each of December and January, and then $100,000 a month



                                                             Page 14 of 22 pages
      until it equals the LCM Accrual.

      On December 1, 1999, the lenders under the Foothill/Paragon Facility notified the Company (i) of further defaults under the Foothill/Paragon Facility and (2) that any further advances under the Foothill/Paragon Facility would only be made in the lenders' discretion and (3) that the lenders were reserving all of their rights to enforce the Foothill/Paragon Facility. Those rights include declaring the entire indebtedness due, not extending any further credit, terminating the agreement and requiring the Company to hold its inventories in trust for the lenders. If the agreement is terminated.

      As of December 9, 1999, the Company and the lenders under the Foothill/Paragon Facility entered into a letter agreement pursuant to which the Company (i) acknowledged that it was in default under certain covenants set forth in the facility, including the failure to meet certain sales and purchase covenants, and the failure to deliver timely financial statements to the lenders for the month of November, and (2) the Company agreed that any advances under the facility in December 1999 would be subject to the provisions of the loan agreement, including advance rates and borrowing base limitations and would be limited to the amounts necessary to fund the disbursements set forth in a December cash budget.

      The Company also agreed, among others, to provide the lenders with certain additional information to allow the lenders to monitor the Company more closely, to commence "all items on sale" promotional sales at certain of its stores and to retain consultants to advise the Company or certain financial makers.

      Without waiving their reservation of rights, the Company acknowledged that the lenders have informed the Company that they intend to continue making advances and exercise their rights and remedies under the loan documents if (1) the Company fails to make any required payment to the lenders, (2) the Company fails to comply with the December cash budget, (3) the Company makes any misrepresentation in any document or fails to perform any covenant in the letter agreement, (4) the Company becomes insolvent or a bankruptcy case or proceeding is commenced against the Company, (5) the lenders believe an event of condition has occurred that could cause a material adverse change in the Company, or (6) any Event of Default occurs under the loan documents.

      The Company has violated other requirements of its loan agreement relating to failure to maintain minimum levels of net worth and earnings before interest, taxes, depreciation and amortization and failure to comply with retail performance covenants regarding purchases, inventories and sales. The Company is unlikely to be able to comply with these covenants in the future unless its sales and trade credit substantially improve and it receives a capital infusion, or the covenants are changed. As of December 13, 1999, the Company had $35.8 million in borrowings and $0.7 million in letters of credit outstanding under the Foothill/Paragon Facility and $1.5 million was available for borrowing under the Foothill/Paragon Facility. The lenders under the Foothill/Paragon Facility



                                                             Page 15 of 22 pages
      continue, in their discretion, to allow the Company to borrow under the facility to the extent of the borrowing base under the facility, but have not waived current defaults or changed the covenants. They may discontinue advances at any time. If the lenders under the Foothill/Paragon Facility exercise their right to cease making advances, the Company would not be able to continue to operate. If the agreement is terminated before November 18, 2000, the Company will owe the lenders an $800,000 termination fee.

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


      In exchange for such amendment to the payment schedule, the Company issued to the affected holders five-year warrants to purchase 475,000 of the Company's Common Shares at an exercise price of $0.01 per share. The Company has agreed to issue shares without transfer restrictions upon exercise of the warrants. All stock warrants issued under this arrangement were immediately vested and have a term of five years. The fair value of stock warrants issued, approximately $400,000, was capitalized as accrued expenses and is being charged to interest expense over the remaining term of the Notes using the interest method.

      The Company's defaults under the Foothill/Paragon Facility also result in a default under the Indenture. If the Company's obligations under the Foothill/Paragon Facility are accelerated, the Company's obligations under the Indenture will also be accelerated. In addition, the Company has violated the Indenture covenant requiring it to maintain at least $4.5 million of net worth at the end of each fiscal quarter through the third quarter of 2000. In addition, if the net worth covenant violation becomes an event of default and continues, the trustee or the Note holders may accelerate the obligations under the Indenture. Also, the Company does not believe that it will have sufficient cash to make the January 1, 2000 sinking fund payment required under the Indenture. The Company is negotiating with the holders of a majority in principal amount of the Notes under the Indenture to waive the defaults or convert the Notes into equity or convertible subordinated indebtedness. In addition, the Company's current net worth does not meet the requirement for continued listing of the Company's common shares on The Nasdaq SmallCap market and will likely result in the delisting of the common shares. Any such delisting would likely lessen the Note holders' willingness to convert the Notes under the Indenture into equity or convertible indebtedness.

      As a result of the defaults under the Foothill/Paragon Facility and the Indenture, the indebtedness under the Foothill/Paragon Facility and the Indenture have been reclassified on the Company's balance sheet as short-term obligations.

      During the first three quarters of 1999, the weighted average interest rate under the Foothill/Paragon Facility was 8.96%. As of December 8, 1999, the weighted average interest rate under the Paragon/Foothill Facility was 9.25%.


                                                             Page 16 of 22 pages

The Company frequently has not been able to make timely payments to its trade creditors, factors and other creditors. As of December 13, 1999, the Company had past due payables in the amount of $10.1 million. The Company had made cash deposits with factors to obtain trade credit, but in the fourth quarter of 1999 has directed its factors to apply such cash balances to outstanding amounts due and has attempted to negotiate trade credit directly with manufacturers. As of December 10, 1999, the Company has almost no trade credit. Substantially all of the Company's current inventory purchases are being made on a cash-on-delivery basis and some vendors have suspended deliveries to the Company. These factors have reduced the Company's ability to make purchases, resulting in reduced inventory in the Company's stores (approximately $3.4 million below budgeted inventory receipts in November at cost) and reduced sales. If the Company continues to be unable to purchase adequate inventories, it will not be able to continue to operate.

The Company is exploring its strategic alternatives, but believes that it will require a significant capital infusion to continue operations until any party is ready to make a proposal for a business combination or other strategic transaction, even if such a proposal were made in January 2000. If the Company's availability under the Foothill/Paragon Facility, trade credit or sales are lower than expected, or if the Company's borrowing requirements or liquidity needs are higher than expected, the required capital infusion would be higher. In December, the Company's sales and trade credit have been lower than expected through December 10, 1999. In addition, the Company is dependent on its lenders under the Foothill/Paragon Facility and the Indenture not accelerating its required debt payments and is dependent on continued advances under the Foothill/Paragon Facility, both of which are in the discretion of the lenders. There can be no assurance that the Company will be able to obtain sufficient capital infusion at all or in a timely manner or on terms acceptable to the Company, that its other indebtedness will not be accelerated or that it will continue to receive advances under the Foothill/Paragon Facility. The lenders under the Foothill/Paragon Facility currently are not willing to provide the additional capital.

Even if the Company obtains a capital infusion, there can be no assurance that any proposal for a strategic transaction would be made, or if one were made that it would be on terms and conditions acceptable to the Company or that the parties would be able to consummate such a transaction before the end of December 1999. If the Company does not obtain an adequate capital infusion and consummate an acceptable strategic transaction in a timely manner, the Company would be required to substantially reduce or discontinue its operations, file or bankruptcy or both. The Company has engaged an investment banker and other professionals to explore its strategic alternatives, a financial crisis manager to help manage its liquidity crisis and develop recommendations for restructuring the Company, and a sales consultant to advise the Company regarding sales strategies to maximize cash flow. There can be no assurance that any of these activities will be successful or, even if successful, will provide the Company with enough cash to continue operations.

The Company closed a store in February of 1999 and opened a new, smaller store in March of 1999 and another in October of 1999. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it could be in the Company's best interests to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision and any remaining lease obligations to the landlord for the closed store.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. To distinguish 21st century dates from 20th century dates, these date code fields must be able to accept four digit entries. The Company has evaluated its management information systems (including information technology ("IT") and non-IT computerized systems) and has prepared a plan for Year 2000 compliance. Through October 30, 1999, the Company has spent approximately $300,000 to modify its management information systems to become Year 2000 compliant. Given that the Company has substantially completed its installation and testing of its modifications, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. In the event that its current vendors are unable to certify that they will be Year 2000 compliant or if such vendors are unable to certify that their failure to be Year 2000 compliant will not adversely affect the Company, the Company will be reviewing its alternatives with respect to other vendors that are acceptable to the Company. There can be no assurance that the Company will be able to find vendors that are acceptable to the Company. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company or its vendors to become Year 2000 compliant.


                                                             Page 17 of 22 pages

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

Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's cash resources to meet future liquidity needs and future compliance with financial covenants) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the Company's ability to obtain a capital infusion, the Company's ability to consummate a successful and timely strategic transaction or reorganization of its business, the Company's lenders under the Foothill/Paragon Facility and the Indenture no accelerating any required debt payments and continuing to make advances under the Foothill/Paragon Facility, both of which are in the discretion of the lenders, the Company's ability to obtain merchandise, the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, the Company's ability to amend or comply with the terms of the Foothill/Paragon Facility and the Indenture, the Company's ability to operate profitably in the future, the level of support of the Company's trade creditors and factors, general trends in retail clothing apparel purchasing, especially during the Christmas season, the Company's comparable store sales changes, and the factors set forth in this Management's Discussion and Analysis of Results of Operations and Financial Condition.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk.

A review of the Company's financial instruments and risk exposures at October 30, 1999 indicated that the Company had exposure to interest rate risk. At October 30, 1999, the Company concluded that reasonably likely near-term changes to interest rates should not materially affect the company's financial position, results of operations or cash flows, or materially change the disclosures in
Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 30,1999, except that both fixed rate and variable rate indebtedness are currently classified by the Company as due on demand because of the Company's defaults.




                                                             Page 18 of 22 pages

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

On July 19, 1999, Elliott Associates, L.P., one of the holders of warrants issued to holders of Notes issued under the Indenture, exercised warrants to purchase 284,512 of the Company's Common Shares, par value $0.01 per share, at $0.01 a share. The Company received an aggregate of $2,845 upon such exercise. The Common Shares were not registered, but were issued in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) under the Securities Act of 1993, as amended.

Item 3.  Defaults Upon Senior Securities.

As described in Part I, Item 2 above under the caption "Liquidity and Capital Resources", the Company is in default under the Foothill/Paragon Facility, including as a result of (a) failure to meet the rolling three week sales covenant for seven weeks, (b) failure to meet the weekly purchase covenant for two weeks, (c) failure to meet the monthly purchase covenant for two months,
(d) failure to deliver timely financial statements to the lenders for one month, and (e) failure to maintain minimum levels of net worth and earnings before interest, taxes, depreciation and amortization. As of December 13, 1999, the Company had $35.8 million in borrowings and $0.7 million in letters of credit outstanding under the Foothill/Paragon Facility. The lenders under the Foothill/Paragon Facility continue, in their discretion, to allow the Company to borrow under the facility to the extent of the borrowing base under the facility, but have not waived current defaults or changed the covenants. They may discontinue advances at any time.

Also as described in Part I, Item 2 above under the caption "Liquidity and Capital Resources", the Company's defaults under the Foothill/Paragon Facility also result in a default under the Indenture. In addition, the Company has violated the Indenture covenant requiring it to maintain at least $4.5 million of net worth at the end of each fiscal quarter through the third quarter of 2000. This violation will be an additional event of default if it continues for 30 days after the Company receives notice from the trustee or the Note holders of this violation. Also, the Company does not believe that it will have sufficient cash to make the January 1, 2000 sinking fund payment required under the Indenture. If the Company's obligations under the Foothill/Paragon Facility are accelerated, the Company's obligations under the Indenture will also be accelerated. In addition, if the net worth covenant violation becomes an event of default and continues, the trustee or the Note holders may accelerate the obligations



                                                             Page 19 of 22 pages
under the Indenture. The Company is negotiating with the holders of a majority in principal amount of the Notes under the Indenture to waive the defaults or convert the Notes into equity or convertible subordinated indebtedness. Note holders holding a majority in principal amount of the Notes are currently unwilling to waive the defaults without an agreement to convert their Notes into convertible indebtedness or equity. In addition, the Company's current net worth does not meet the requirement for continued listing of the Company's common shares on the Nasdaq SmallCap market and will likely result in the delisting of the common shares. Any such delisting would likely lessen the Note holders' willingness to convert the Notes under the Indenture into equity or convertible indebtedness. As of December 13, 1999, approximately $4.0 million in principal amount of Notes were outstanding under the Company's Indenture, dated as of April 1, 1995, as amended (the "Indenture"), under which its 12.75% Notes were issued.

As a result of the defaults under the Foothill/Paragon Facility and the Indenture, the indebtedness under the Foothill/Paragon Facility and the Indenture have been reclassified on the Company's balance sheet as short-term obligations.

The Company frequently has not been able to make timely payments to its trade creditors, factors and other creditors. As of December 13, 1999, the Company had past due payables in the amount of $10.1 million. The Company had made cash deposits with factors to obtain trade credit, but in the fourth quarter of 1999 has directed its factors to apply such cash balances to outstanding amounts due and has attempted to negotiate trade credit directly with manufacturers. As of December 10, 1999, the Company has almost no trade credit. Substantially all of the Company's current inventory purchases are being made on a cash-on-delivery basis and some vendors have suspended deliveries to the Company. These factors have reduced the Company's ability to make purchases, resulting in reduced inventory in the Company's stores (approximately $_____ million below budgeted inventory receipts in November) and reduced sales. If the Company continues to be unable to purchase adequate inventories, it will not be able to continue to operate.

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

                 4.2 Agreements, dated as of April 30, 1999 between Gantos, Inc. and various holders of Notes issued under the Indenture.

                 4.3 Form of Common Share Purchase Warrant, dated as of April 30, 1999, between Gantos, Inc. and various holders of Notes issued under the Indenture.

                 4.4 Letter Agreement, dated as of October 1, 1999, by and among Gantos, Inc., Foothill Capital Corporation, and Paragon Capital, LLC.

                 4.5 Letter Agreement, dated as of November 8, 1999, by and among Gantos, Inc., Foothill Capital Corporation, and Paragon Capital, LLC.

                 4.6 Notice of Existing Defaults and Reservation of Rights, dated as of December 1, 1999, from Foothill Capital Corporation, and Paragon Capital, LLC to Gantos, Inc.



                                                             Page 20 of 22 pages

                  4.7 Letter Agreement, dated as of December 9, 1999, by and among Gantos, Inc., Foothill Capital Corporation, and Paragon Capital, LLC.

                 10.1 Amendment, dated as of November 16, 1999, to Letter Agreement, dated as of June 20, 1996, between Gantos, Inc. and Arlene Stern.

                 10.2   1999 Gantos, Inc. Executive Bonus Plan.

                 27.1   Financial Data Schedule

           Report on Form 8-K.

                        The Company did not file any reports on Form 8-K during its fiscal quarter ended October 30, 1999.


                                                             Page 21 of 22 pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 17, 1999



                                                          GANTOS, INC.
                                                 -------------------------------
                                                          (Registrant)





                                                 By:   /s/ THOMAS J. VILLANO
                                                    ----------------------------
                                                          THOMAS J. VILLANO
                                                    Its: CHIEF FINANCIAL OFFICER
                                                       (DULY AUTHORIZED OFFICER
                                                         AND PRINCIPAL FINANCIAL
                                                                OFFICER)



                                                             Page 22 of 22 pages

                                  EXHIBIT INDEX

DOCUMENT NUMBER AND DESCRIPTION

          (a)            Exhibits.

                  3(i)  Restated Articles of Incorporation, filed July 21, 1999.

                  4.1 Supplemental Indenture No. 3, dated as of May 1, 1999, to Indenture dated as of April 1, 1995, between Gantos, Inc. and State Street Bank and Trust Company (successor to Fleet Bank N.A., which was the successor to Shawmut Bank Connecticut, National Association), as Trustee.

                  4.2 Agreements, dated as of April 30, 1999 between Gantos, Inc. and various holders of Notes issued under the Indenture.

                  4.3 Form of Common Share Purchase Warrant, dated as of April 30, 1999, between Gantos, Inc. and various holders of Notes issued under the Indenture.

                  4.4 Letter Agreement, dated as of October 1, 1999, by and among Gantos, Inc., Foothill Capital Corporation, and Paragon Capital, LLC.

                  4.5 Letter Agreement, dated as of November 8, 1999, by and among Gantos, Inc., Foothill Capital Corporation, and Paragon Capital, LLC.

                  4.6 Notice of Existing Defaults and Reservation of Rights, dated as of December 1, 1999, from Foothill Capital Corporation, and Paragon Capital, LLC to Gantos, Inc.

                  4.7 Letter Agreement, dated as of December 9, 1999, by and among Gantos, Inc., Foothill Capital Corporation, and Paragon Capital, LLC.

                 10.1 Amendment, dated as of November 16, 1999, to Letter Agreement, dated as of June 20, 1996, between Gantos, Inc. and Arlene Stern.

                 10.2   1999 Gantos, Inc. Executive Bonus Plan.

                 27.1   Financial Data Schedule