Form 10-Q/A
period 1999-10-30
GANTOS INC
filed 1999-12-21
CIK 791182

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

      As of November 8, 1999 the Company entered into another letter agreement with the lenders under the Foothill/Paragon Facility to extend the increase in borrowing base through November 30, 1999, but reducing the increase to $500,000 beginning November 16, 1999. The Company agreed to pay the lenders a $10,000 fee in connection with this amendment and acknowledged that it had failed to meet certain purchase and sales covenants. The lenders agreed to waive the defaults based on the parties' agreement, among others, to eliminate the "LCM Accrual", previously added to the borrowing base, over time, reducing it by $250,000 in each of December and January,



                                                              Page 6 of 22 pages
      and then $100,000 a month until it equals the LCM Accrual.


      On December 1, 1999, the lenders under the Foothill/Paragon Facility notified the Company (1) of further defaults under the Foothill/Paragon Facility, (2) that any further advances under the Foothill/Paragon Facility would only be made in the lenders' discretion, and (3) that the lenders were reserving all of their rights to enforce the Foothill/Paragon Facility. Those rights include declaring the entire indebtedness due, not extending any further credit, terminating the agreement and requiring the Company to hold its inventories in trust for the lenders.


      As of December 9, 1999, the Company and the lenders under the Foothill/Paragon Facility entered into a letter agreement pursuant to which the Company (i) acknowledged that it is in default under certain covenants set forth in the facility, including the failure to meet certain sales and purchase covenants, and the failure to deliver timely financial statements to the lenders for the month of November, and that the lenders are entitled to exercise, and are not waiving any of their rights under the facility, and (2) the Company agreed that any advances under the facility would be subject to the provisions of the loan agreement, including advance rates and borrowing base limitations, and would be limited to the amounts necessary to fund the disbursements set forth in a December cash budget submitted to the lenders, for the period through the date of the advance.


      The Company also agreed, among others, that its weekly financial results would not vary negatively from the December cash budget in any category, to provide the lenders with certain additional information including daily disbursements and a valuation of leasehold interests to allow the lenders to monitor the Company more closely, to commence "all items on sale" promotional sales at certain of its stores and to retain consultants and professionals to advise the Company on certain financial matters.


      Without waiving their reservation of rights, the Company acknowledged that the lenders have informed the Company that they intend to cease making advances immediately and exercise their rights and remedies under the loan documents if (1) the Company fails to make any required payment to the lenders, (2) the Company fails to comply with the December cash budget,
      (3) the Company makes any misrepresentation in any document or fails to perform any covenant in the letter agreement, (4) the Company becomes insolvent or a bankruptcy case or proceeding is commenced against the Company, (5) the lenders believe an event of condition has occurred that could cause a material adverse change in the Company, or (6) any Event of Default occurs under the loan documents.


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



      Even if the Company obtains a capital infusion, there can be no assurance that any proposal for a strategic transaction would be made, or if one were made that it would be on terms and conditions acceptable to the Company or that the parties would be able to consummate such a transaction in a timely manner. If the Company does not obtain an adequate capital infusion before the end of December and consummate an acceptable strategic transaction in a timely manner, the Company would be required to substantially reduce or discontinue its operations, file for bankruptcy or both. The Company has engaged an investment banker and other professionals to explore its strategic alternatives, a financial crisis manager to help manage its liquidity crisis and develop recommendations for restructuring the Company, and a sales consultant to advise the Company regarding sales strategies to maximize cash flow. There can be no assurance that any of these activities will be successful or, even if successful, will provide the Company with enough cash to continue operations.


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


6. The Company closed a store in February of 1999 and opened a new, smaller store in March of 1999 and another in October of 1999. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interests to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision and any remaining lease obligations to the landlord for the closed store. The Company has announced two stores closing and is reviewing others.




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
                                          =====       =====              =====           =====




Net sales for the thirteen weeks ended October 30, 1999 were approximately $33.6 million, a decrease of approximately $1.9 million, or 5.3%, from net sales of approximately $35.5 million for the same period of the prior fiscal year. Net sales for stores in operation throughout both periods decreased 5.2%, or approximately $1.8 million, for the third quarter of 1999 compared to the same period in 1998. The 5.2% decrease in comparable store sales is comprised of a 4.7% decrease in unit sales combined with a 0.5% decrease in average sales dollars per unit. October sales were affected by difficulties in obtaining merchandise from vendors resulting from the Company's current financial condition and the related tightening of trade credit and deteriorating relations with vendors and factors. The Company's trade credit has worsened in the fourth quarter (see "Liquidity and Capital



                                                             Page 11 of 22 pages

Resources"), and, as a result, the Company's merchandise receipts were approximately $3.4 million at cost lower than planned in November 1999 and the Company's November 1999 sales were 16% lower than its November 1998 sales. The Company expects these trends to continue through the fourth quarter. The Company closed a store in February of 1999 and opened a new store in March of 1999 and another in October of 1999.


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




                                                             Page 13 of 22 pages

Liquidity and Capital Resources


Net cash used by operating activities totaled $2.0 million in the first three quarters of 1999 compared to $12.3 million in the same period a year ago. The decrease was primarily attributable to an approximately $6.3 million smaller increase in inventories this year, an approximately $1.8 million larger increase in accounts payable this year, an approximately $0.3 million lower net loss this year (net of non-cash items), an approximately $1.8 million smaller increase in prepaid expenses this year, and an approximately $0.5 million smaller decrease in accrued expenses this year, partially offset by an approximately $0.5 million smaller decrease in accounts receivable this year. The smaller increase in inventories is primarily due to the Company's difficulties in purchasing inventories and higher beginning inventory levels in 1999 than in 1998. The greater increase in accounts payable and the smaller decrease in accrued expenses is primarily the result of slower payment by the Company. Prepaid expenses primarily represent prepayments of merchandise and amounts receivable by the Company for goods returned to vendors. These expenses increased less in 1999 than in 1998 primarily because of cash deposits given to factors in 1998, higher beginning levels of inventories in 1999 than in 1998 and write-offs of markdown allowances and returns to vendors deemed uncollectable. The net decrease in cash used by operating activities was partially offset by a lower depreciation expense due to the age of the Company's assets. The smaller decrease in accounts receivable this year was primarily due to lower year-end balances? The Company expects the accounts receivable balance to be lower for the remainder of 1999, compared to 1998, and that trade credit will continue to tighten or not exist at least through the fourth quarter of 1999.


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


As of November 8, 1999 the Company entered into another letter agreement with the lenders under the Foothill/Paragon Facility to extend the increase in borrowing base through November 30, 1999, but reducing the increase to $500,000 beginning November 16, 1999. The Company agreed to pay the lenders a $10,000 fee in connection with this amendment and acknowledged that it had failed to meet certain purchase and sales covenants. The lenders agreed to waive the defaults based on the parties' agreement, among others, to eliminate the "LCM Accrual", previously added to the borrowing base, over time, reducing it by $250,000 in each of December and January, and then $100,000 a month



                                                             Page 14 of 22 pages
      until it equals the LCM Accrual.


      On December 1, 1999, the lenders under the Foothill/Paragon Facility notified the Company (1) of further defaults under the Foothill/Paragon Facility, (2) that any further advances under the Foothill/Paragon Facility would only be made in the lenders' discretion, and (3) that the lenders were reserving all of their rights to enforce the Foothill/Paragon Facility. Those rights include declaring the entire indebtedness due, not extending any further credit, terminating the agreement and requiring the Company to hold its inventories in trust for the lenders.



      As of December 9, 1999, the Company and the lenders under the Foothill/Paragon Facility entered into a letter agreement pursuant to which the Company (i) acknowledged that it is in default under certain covenants set forth in the facility, including the failure to meet certain sales and purchase covenants, and the failure to deliver timely financial statements to the lenders for the month of November, and that the lenders are entitled to exercise, and are not waiving any of, their rights under the facility, and (2) the Company agreed that any advances under the facility would be subject to the provisions of the loan agreement, including advance rates and borrowing base limitations, and would be limited to the amounts necessary to fund the disbursements set forth in a December cash budget submitted to the lender, for the period through the date of the advance.



      The Company also agreed, among others, that its weekly financial results would not vary negatively from the December cash budget in any category, to provide the lenders with certain additional information, including daily disbursements and a valuation of leasehold interests, to allow the lenders to monitor the Company more closely, to commence "all items on sale" promotional sales at certain of its stores and to retain consultants and professionals to advise the Company on certain financial matters.



      Without waiving their reservation of rights, the Company acknowledged that the lenders have informed the Company that they intend to cease making advances immediately and exercise their rights and remedies under the loan documents if (1) the Company fails to make any required payment to the lenders, (2) the Company fails to comply with the December cash budget,
      (3) the Company makes any misrepresentation in any document or fails to perform any covenant in the letter agreement, (4) the Company becomes insolvent or a bankruptcy case or proceeding is commenced against the Company, (5) the lenders believe an event of condition has occurred that could cause a material adverse change in the Company, or (6) any Event of Default occurs under the loan documents.


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


Even if the Company obtains a capital infusion, there can be no assurance that any proposal for a strategic transaction would be made, or if one were made that it would be on terms and conditions acceptable to the Company or that the parties would be able to consummate such a transaction in a timely manner. If the Company does not obtain an adequate capital infusion before the end of December 1999 and consummate an acceptable strategic transaction in a timely manner, the Company would be required to substantially reduce or discontinue its operations, file for bankruptcy or both. The Company has engaged an investment banker and other professionals to explore its strategic alternatives, a financial crisis manager to help manage its liquidity crisis and develop recommendations for restructuring the Company, and a sales consultant to advise the Company regarding sales strategies to maximize cash flow. There can be no assurance that any of these activities will be successful or, even if successful, will provide the Company with enough cash to continue operations.



The Company closed a store in February of 1999 and opened a new, smaller store in March of 1999 and another in October of 1999. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it could be in the Company's best interests to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision and any remaining lease obligations to the landlord for the closed store. The Company announced two stores closing and is reviewing others.


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

Item 3.  Defaults Upon Senior Securities.


As described in Part I, Item 2 above under the caption "Liquidity and Capital Resources", the Company is in default under the Foothill/Paragon Facility, including as a result of (a) failure to meet the rolling three week sales covenant for nine weeks, (b) failure to meet the weekly purchase covenant for four weeks, (c) failure to meet the monthly purchase covenant for two months,
(d) failure to deliver timely financial statements to the lenders for one month, and (e) failure to maintain minimum levels of net worth and earnings before interest, taxes, depreciation and amortization. As of December 13, 1999, the Company had $35.8 million in borrowings and $0.7 million in letters of credit outstanding under the Foothill/Paragon Facility. The lenders under the Foothill/Paragon Facility continue, in their discretion, to allow the Company to borrow under the facility to the extent of the borrowing base under the facility, but have not waived current defaults or changed the covenants. They may discontinue advances at any time.


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



Date:  December 21, 1999




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